Form 10-Q
period 1996-03-31
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1996-06-10
CIK 826407

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
              March 31, 1996                       33-19038



                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
              (Exact name of registrant as specified in its charter)



                                     MISSOURI
          (State or other jurisdiction of incorporation or organization)



                                    43-1463913
                       (I.R.S. Employer Identification No.)



             6300 Lamar, Shawnee Mission, Kansas 66202 (913) 236-2000
        (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                                Table of Contents


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheet - March 31, 1996 and
            December 31, 1995                                       3

            Statements of Operations for the Quarters
            Ended March 31, 1996 and 1995                           4

            Statement of Cash Flows for the Quarters
            Ended March 31, 1996 and 1995                           5

            Notes to Financial Statements                         6-9

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations       10-12


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              13

          Item 2.  Changes in Securities.                          13

          Item 3.  Default Upon Senior Securities.                 13

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        13

          Item 5.  Other Information.                              13

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    13
                   (b) Reports on Form 8-K                         13

               Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets

                                                    March 31,    December 31,
                                                      1996          1995
       Assets                                      (Unaudited)
       Investment property:
         Cost                                     $ 9,283,149    $ 10,782,881
         Less accumulated depreciation              7,578,185       8,972,905
           Investment property, net                 1,704,964       1,809,976
       Cash and cash equivalents                    1,045,297         802,866
       Rents and other receivables                      8,086          16,553
       Prepaid insurance                                1,345           1,870

            Total assets                          $ 2,759,962    $  2,631,265
                                                   ==========     ===========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                             10,631    $     17,736
         Accounts payable                             114,502          96,198
         Unearned rental revenue                       19,993           5,821

             Total liabilities                        145,126         119,755

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                         1,000           1,000
           Cumulative net income                      200,712         188,305
           Cumulative cash distributions           (1,241,145)     (1,229,924)
                                                   (1,039,433)     (1,040,619)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                        27,738,501      27,738,501
           Cumulative net income                    5,374,484       4,769,894
           Cumulative cash distributions          (29,458,986)    (28,956,266)
                                                    3,653,999       3,552,129
             Total partners' equity                 2,614,566       2,511,510
             Total liabilities and partners'
               equity                             $ 2,759,692    $  2,631,265
                                                   ==========     ===========

                  See accompanying notes to financial statements.

                 PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statements of Operations
                                   (Unaudited)
                  For the Quarters Ended March 31, 1996 and 1995


                                                    1996         1995
     Revenue:
       Rental income                             $  284,903   $  533,301
       Interest income                               11,909       13,893
       Net gain on sale of investment property      461,080       92,845
          Total revenue                             757,892      640,039

     Expenses:
       Depreciation                                 105,012      197,511
       General and administrative                    35,884       50,728
          Total expenses                            140,896      248,239

     Net income                                  $  616,996   $  391,800
                                                  =========    =========






                 See accompanying notes to financial statements.

               PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statement of Cash Flows
                                   (Unaudited)
                  For the Quarters Ended March 31, 1996 and 1995

                                                      1996          1995
     Cash flows from operating activities:
       Net income                                 $   616,996   $   391,800
       Adjustments to reconcile net income
         to net cash provided by
         (used) in operating activities:
           Depreciation                               105,013       197,511
           Net gain on sale of investment
             property                                (461,080)      (92,845)

       Changes in assets and liabilities:
         Receivables                                    8,467        43,705
         Prepaid insurance                                525           692
         Due to affiliates                             (7,105)        1,072
         Accounts payable                              18,304        35,341
         Unearned rental revenue                       19,993        43,434
         Deferred sales revenue                        (5,821)       (4,246)
           Net cash provided by operating
             activities                               295,292       616,464

     Cash flows from investing activities:
       Disposition of investment property             461,080       128,246

     Cash flows from financing activities:
       Cash distributions to Partners                (513,941)     (652,685)
         Net cash used in financing
           activities                                (513,941)     (652,685)

     Net increase (decrease) in cash and
       cash equivalents                               242,431        92,025

     Cash and cash equivalents at beginning
         of period                                    802,866       926,557

     Cash and cash equivalents at end of
         period                                   $ 1,045,297   $ 1,018,582
                                                   ==========    ==========


                 See accompanying notes to financial statements.

                PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

          In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows.

     (1) Summary of Significant Accounting Policies

          Organization

          Pershing Lease Income Limited Partnership (the "Partnership") was organized under the Missouri Revised Uniform Limited Partnership Act on November 30, 1987. The Partnership was formed to invest primarily in equipment to be leased to third parties. The Amended Agreement of Limited Partnership authorized the issuance of up to 60,000 Limited Partnership units at a price of $500 per unit and up to 20,000 additional units. The Partnership had an initial closing and thirteen subsequent closings. The closings occurred on May 3, 1988, June 3, 1988, July 8, 1988, August 5, 1988, September 8, 1988, October 7, 1988,
     November 7, 1988, December 7, 1988, January 9, 1989, February 7, 1989, March 7, 1989, April 7, 1989, May 5, 1989, and June 14, 1989 with
     10,732,  6,712, 3,984, 4,268, 5,011, 3,822, 2,562, 2,701, 4,001, 3,256,
     3,604, 4,014, 3,592, and 4,581 units, respectively.

          Pursuant to the terms of the Amended Agreement of Limited Partnership, distributable cash from operations and profits for federal income tax purposes from normal operations, as defined, are to be allocated 95% to the Limited Partners and 5% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. Any distributable cash from sales shall be distributed 99% to the Limited Partners and 1% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of distributable cash from operations and of distributable cash from sales or refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). Losses for federal income tax purposes from the normal operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner.

          The General Partner, Waddell & Reed Leasing, Inc., contributed $1,000 for its General Partnership interest. The General Partner is not required to make any other capital contributions except under certain limited circumstances upon termination of the Partnership.

              Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                      Notes to Financial Statements, Continued
                                   (Unaudited)


         Basis of Presentation

         The Partnership financial statements are presented on the accrual basis of accounting.

         Cash and Cash Equivalents

         Cash and cash equivalents in the accompanying statements of cash flows include cash on hand and short-term investments with original maturities of less than ninety days.

         Investment Property

         At March 31, 1996 and December 31, 1995, the Partnership owned investment property, with a depreciable cost basis of $9,283,149 and $10,782,881, respectively. The depreciable cost basis at March 31, 1996 and December 31, 1995, includes acquisition fees of $420,951 and $488,958, respectively, which were paid to the General Partner. $8,509,076 and $9,006,855 of the investment property at March 31, 1996 and December 31, 1995, respectively, was subject to existing leases and the remainder was being held in inventory.

         Depreciation on investment property is provided using accelerated methods over lives ranging from 3 to 12 years.

         On March 29, 1996 the Partnership received an offer from North American Airlines Limited, to purchase, subject to certain conditions, two Fairchild Metro III aircraft, Serial Number AC448, Registration C-FJLE and Serial Number AC552, Registration C-FJTB. On April 1, 1996 the Partnership sold the aircraft with the Serical Number AC448, which had original cost basis of $1,666,331, to North American Airlines Limited for $500,000. The net book value of the airplane was $671,514 which resulted in a book loss of $171,514. On April 12, 1996 the Partnership sold the aircraft with the Serial Number AC552, which had original cost basis of $1,666,095, to North American Airlines Limited for $500,000. The net book value of the airplane was $671,285 which resulted in a book loss of $171,285.

              Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                     Notes to Financial Statements, Continued
                                   (Unaudited)

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at March 31, 1996 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.


     (2) Leases

          The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases follow:

                    1996           $ 362,977
                    1997             122,471
                    1998              15,390
                    1999                   -
                                   $ 500,838
                                    ========


     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending March 31, 1996 follow:

         Management fees                                   $ 14,245
         Reimbursable operating expenses                     21,639

                                                           $ 35,884
                                                            =======

          The following costs were due to (from) affiliates as of March 31, 1996:

         Management fees                                   $  6,167
         Reimbursable operating expenses                      4,464

                                                           $ 10,631
                                                            =======

              Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND  RESULTS OF OPERATIONS.


     Partnership Operations

          Rental income for the quarter was $284,903, a decrease of $248,398 from the first quarter 1995. The decrease is due to lease expirations and the sale of equipment. The amount of equipment on lease at March 31, 1996 on an original cost basis was $8.5 million. The original cost basis of equipment in inventory is $774 thousand. During the remainder of 1996, leases on $6.4 million of equipment are scheduled to expire.

          Net gain from sales of investment property for the first quarter of 1996 was $461,080, an increase of $368,235 from last year.

          Depreciation was $$105,012 for the period, down about $92,499 from last year because accelerated depreciation methods have been used to depreciate much of the equipment. General and administrative expenses for the quarter were $35,884 down $14,844 compared to the first quarter of 1995 due primarily to lower management fees.


     Liquidity and Capital Resources

          Management believes operations will generate adequate cash flow to fund operations and provide distributions to the partners.

              Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND  RESULTS OF OPERATIONS.


     Cash and Distributable Cash from Operations and Sales
         Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended March 31, 1996 as defined by
     Section 17 of the Amended Agreement of Limited Partnership:


         Rental income                                   $ 284,903
         Interest income                                    11,909
         Cash from sales                                   461,080
           Total cash inflow                               757,892

           Operating expenses                              (35,884)
           Cash from operations and sales                  722,008

         Reserve for distributions and operations         (197,998)
         Partnership management fee                        (14,245)

           Distributable cash from operations and sales  $ 509,765
                                                          ========


         Allocations of Distributable Cash from Operations and Sales:

                               Operations      Sales         Total
         Limited Partners      $   46,251    $456,469      $502,720
         General Partner            2,434       4,611         7,045

           Total               $   48,685    $461,080      $509,765
                                =========     =======       =======


         On February 28, 1996, the Partnership made a $502,720 cash distribution to the Limited Partners of record on December 31, 1995.

                   Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                                Equipment Summary


     Lessee
     BASF Corporation
     Blount
     Eveleth Taconite Company
     Federal Paper Board Company, Inc.
     General Dynamics
     Stone Container Corporation
     Toledo Board of Education
     USX Corporation


                                                  Acquisition
     Equipment Description                           Cost
     Heavy Duty Equipment                       $  4,960,298
     Aircraft                                      3,332,427
     Computer Equipment                              136,151
     Material Handling Equipment                     208,302
     Medical Equipment                               122,059
     Trucks                                          523,912

                                                $  9,283,149
                                                 ===========

                 Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

              Not applicable.

     Item 2.  Changes in Securities.

              Not applicable.

     Item 3.  Default Upon Senior Securities.


     Item 4.  Submission of Matters to a Vote of Security Holders.

              Not applicable.

     Item 5.  Other Information.

              Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits  - There are no exhibits.

              (b) Form   8-K   -   There   have  been  no  reports  on  Form
                  8-K.

               Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                                   (Registrant)



                              By:
                                  Michael D. Strohm, Executive Vice
                                  President and Assistant Treasurer
                                  of the General Partner

                              Date:   May 21, 1996


                              By:
                                  Robert L. Hechler, as Vice President
                                  and Treasurer of the General Partner
                                  (Principal Accounting and Financial
                                  Officer)

                              Date:   May 21, 1996