Form 10-Q
period 1996-06-30
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1996-09-05
CIK 826407

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
              June 30, 1996                        33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheet - June 30, 1996 and
            December 31, 1995                                       3

            Statements of Income for the Quarters and Six Months
            Ended June 30, 1996 and 1995                            4

            Statement of Cash Flows for the Six Months
            Ended June 30, 1996 and 1995                            5

            Notes to Financial Statements                         6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets

                                                     June 30,    December 31,
                                                       1996          1995
       Assets                                       (Unaudited)
       Investment property:
         Cost                                      $ 5,512,387   $ 10,782,881
         Less accumulated depreciation               5,194,768      8,972,905
           Investment property, net                    317,619      1,809,976
       Cash and cash equivalents                     1,840,716        802,866
       Rents and other receivables                      11,497         16,553
       Prepaid insurance                                   983          1,870

            Total assets                           $ 2,170,815   $  2,631,265
                                                    ==========    ===========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                               9,880   $     17,736
         Accounts payable                               99,143         96,198
         Unearned rental revenue                        19,818          5,821
         Account Payable Pershing Lease
           Partnership II                                3,669              -

             Total liabilities                         132,510        119,755

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                          1,000          1,000
           Cumulative net income                       206,399        188,305
           Cumulative cash distributions            (1,248,190)    (1,229,924)
                                                    (1,040,791)    (1,040,619)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                         27,738,501     27,738,501
           Cumulative net income                     5,302,301      4,769,894
           Cumulative cash distributions           (29,961,706)   (28,956,266)
                                                     3,079,096      3,552,129
             Total partners' equity                  2,038,305      2,511,510
             Total liabilities and partners'
               equity                              $ 2,170,815   $  2,631,265
                                                    ==========    ===========

                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                         For the Quarters and Six Months
                           Ended June 30, 1996 and 1995

                               Six Months Ended          Quarters Ended
                                    June 30                 June 30
                              1996         1995         1996         1995
     Revenue:
       Rental income       $  492,702   $1,013,650   $ 207,798    $  480,348
       Interest income         35,759       28,180      23,851        14,287
       Net gain on
        sale of equipment     235,780      253,412    (225,300)     160,567
          Total revenue       764,241    1,295,242       6,349      655,202

     Expenses:
       Depreciation           148,557      415,578      43,545      218,067
       General and
         administrative        65,183      213,258      29,300      162,530
          Total expenses      213,740      628,836      72,845      380,597


     Net income (loss)     $  550,501   $  666,406   $ (66,496)   $  274,605
                            =========    =========    ========    =========











                 See accompanying notes to financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statement of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995

                                                      1996          1995
     Cash flows from operating activities:
       Net income                                 $   550,501   $   666,406

       Adjustments to reconcile net income
         to net cash provided by
         (used in) operating activities:
           Depreciation and amortization              148,557       415,578
           Net (gain) on sale of
             investment property                     (235,780)     (253,412)

       Changes in assets and liabilities:
         Due to Pershing Lease Partnership II           3,669       (15,825)
         Receivables                                    5,056        21,623
         Prepaid insurance                                887         1,612
         Due to affiliates                             (7,856)       (6,200)
         Accounts payable                               2,945        36,015
         Deferred sales revenue                             -        (8,492)
         Unearned rental revenue                       13,997        36,040
       Net cash provided by operating
         activities                                   481,976       893,345

     Cash flows from investing activities:
       Disposition of investment property           1,579,580       303,665

     Cash flows from financing activities:
       Cash distributions to Partners              (1,023,706)   (1,308,759)

     Net increase (decrease) in cash and
       cash equivalents                             1,037,850      (111,749)

     Cash and cash equivalents at beginning
         of period                                    802,866       926,557

     Cash and cash equivalents at end of
         period                                   $ 1,840,716   $   814,808
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

         Investment Property

         At June 30, 1996 and December 31, 1995, the Partnership owned investment property, with a depreciable cost basis of $5,512,387 and $10,782,881, respectively. The depreciable cost basis at June 30, 1996 and December 31, 1995, includes acquisition fees of $249,962 and $488,958, respectively, which were paid to the General Partner. $4,738,314 and $9,006,855 of the investment property at June 30, 1996 and December 31, 1995, respectively, was subject to existing leases and the remainder was being held in inventory.

         Depreciation on investment property is provided using accelerated methods over lives ranging from 3 to 12 years.


         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at June 30, 1996 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                   Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                     Notes to Financial Statements, Continued
                                   (Unaudited)


     (2) Leases

          The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases follow:

                    1996         $228,702
                    1997          104,814
                    1998           15,390
                                 $348,906
                                  =======


     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending June 30, 1996 follow:

         Management fees                                   $10,390
         Reimbursable operating expenses                    18,910

                                                           $29,300
                                                            ======

          The following costs were due to (from) affiliates as of June 30, 1996:

         Management fees                                   $ 4,606
         Reimbursable operating expenses                     5,274
         Due to Pershing Lease Income
             Limited Partnership II                          3,669

                                                           $13,549
                                                            ======

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND  RESULTS OF OPERATIONS.


     Partnership Operations

          Rental income for the quarter was $207,798, a decrease of $272,550 from the second quarter 1995. The decrease is due to lease expirations and the sale of equipment. The amount of equipment on lease at June 30, 1996 on an original cost basis was $4.7 million. The original cost basis of equipment in inventory is $774 thousand. During the remainder of 1996, leases on $2.4 million of equipment are scheduled to expire.

          Net loss from sales of investment property for the second quarter of 1996 was $225,300. This loss was due to the sale of two Fairchild Metro III aircraft, each with an original cost basis of almost $1.67 million, to North American Airlines Limited for $500,000 each. The total net book value of the airplanes was about $1.3 million, which resulted in a book loss of approximately $320,000. This loss was partially offset by gains from the sale of other equipment.

          Depreciation declined about $174,522 from last year because accelerated depreciation methods have been used to depreciate much of the equipment and equipment has been sold. General and administrative expenses for the quarter were down $133,230 compared to the second quarter of 1995 due primarily to aircraft maintenance costs.


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

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND  RESULTS OF OPERATIONS.


     Cash and Distributable Cash from Operations and Sales
         Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended June 30, 1996 as defined by
     Section 17 of the Amended Agreement of Limited Partnership:


         Rental income                                   $  207,798
         Interest income                                     23,851
         Cash from sales                                  1,118,500
           Total cash inflow                              1,350,149

           Operating expenses                               (29,300)
           Cash from operations and sales                 1,320,849

         Reserve for distributions and operations           (34,606)
         Partnership management fee                         (10,390)

           Distributable cash from operations and sales  $1,275,853
                                                          =========


         Allocations of Distributable Cash from Operations and Sales:

                               Operations       Sales        Total
         Limited Partners      $  149,485    $1,107,315   $1,256,800
         General Partner            7,868        11,185       19,053

           Total               $  157,353    $1,118,500   $1,275,853
                                =========     =========    =========


         On May 30, 1996, the Partnership made a $502,720 cash distribution to the Limited Partners of record on March 31, 1996.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                                Equipment Summary


     Lessee
     BASF Corporation
     Blount
     Eveleth Taconite Company
     Federal Paper Board Company, Inc.
     General Dynamics
     Stone Container Corporation
     Toledo Board of Education
     USX Corporation


                                                  Acquisition
     Equipment Description                           Cost
     Heavy Duty Equipment                       $  4,676,127
     Computer Equipment                              136,151
     Material Handling Equipment                     186,958
     Medical Equipment                               122,059
     Trucks                                          391,092

                                                $  5,512,387
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


                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                                   (Registrant)



                              By:    /s/ Michael D. Strohm
                                  Michael D. Strohm, Executive Vice
                                  President and Assistant Treasurer
                                  of the General Partner

                              Date:   August 26, 1996


                              By:     /s/ Robert L. Hechler
                                  Robert L. Hechler, as President and
                                  Treasurer of the General Partner
                                  (Principal Accounting and Financial
                                  Officer)

                              Date:  August 26, 1996