Form 10-Q
period 1996-09-30
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1996-12-02
CIK 826407

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
           September 30, 1996                      33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheet - September 30, 1996 and
            December 31, 1995                                       3

            Statements of Income for the Quarters and Nine Months
            Ended September 30, 1996 and 1995                       4

            Statement of Cash Flows for the Nine Months
            Ended September 30, 1996 and 1995                       5

            Notes to Financial Statements                         6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets

                                                  September 30,  December 31,
                                                      1996          1995
       Assets                                      (Unaudited)
       Investment property:
         Cost                                     $ 4,303,190    $ 10,782,881
         Less accumulated depreciation              4,150,673       8,972,905
           Investment property, net                   152,517       1,809,976
       Cash and cash equivalents                    1,013,096         802,866
       Rents and other receivables                      7,534          16,553
       Due from Pershing Lease Income
         Limited Partnership II                        25,102               -
       Prepaid insurance                                3,621           1,870

            Total assets                          $ 1,201,870    $  2,631,265
                                                   ==========     ===========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                             12,495    $     17,736
         Accounts payable                              52,758          96,198
         Unearned rental revenue                       32,854           5,821

             Total liabilities                         98,107         119,755

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                         1,000           1,000
           Cumulative net income                      213,952         188,305
           Cumulative cash distributions           (1,267,243)     (1,229,924)
                                                   (1,052,291)     (1,040,619)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                        27,738,501      27,738,501
           Cumulative net income                    5,636,059       4,769,894
           Cumulative cash distributions          (31,218,506)    (28,956,266)
                                                    2,156,054       3,552,129
             Total partners' equity                 1,103,763       2,511,510
             Total liabilities and partners'
               equity                             $ 1,201,870    $  2,631,265
                                                   ==========     ===========


                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                         For the Quarters and Nine Months
                         Ended September 30, 1996 and 1995

                               Nine Months Ended          Quarters Ended
                                 September 30              September 30
                              1996         1995         1996        1995
     Revenue:
       Rental income       $  678,363  $1,481,614    $  185,661  $  467,964
       Interest income         56,674      38,191        20,915      10,011
       Net gain on
        sale of equipment     473,602     364,863       237,822     111,451
          Total revenue     1,208,639   1,884,668       444,398     589,426

     Expenses:
       Depreciation           215,378     660,446        66,821     244,868
       General and
         administrative       101,449     251,235        36,266      37,977
          Total expenses      316,827     911,681       103,087     282,845


     Net income            $  891,812  $  972,987    $  341,311  $  306,581
                            =========   =========     =========   =========











                 See accompanying notes to financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statement of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995

                                                      1996          1995
     Cash flows from operating activities:
       Net income                                 $   891,812   $   972,987

       Adjustments to reconcile net income
         to net cash provided by
         (used in) operating activities:
           Depreciation and amortization              215,378       660,446
           Net (gain) on sale of
             investment property                     (473,602)     (364,863)

       Changes in assets and liabilities:
         Due from Pershing Lease Income II            (25,102)       (4,031)
         Receivables                                    9,019        45,753
         Prepaid insurance                             (1,751)         (503)
         Due to affiliates                             (5,241)       (6,640)
         Accounts payable                             (43,440)       60,571
         Deferred sales revenue                             -       (19,814)
         Unearned rental revenue                       27,033        (8,495)
       Net cash provided by operating
         activities                                   594,106     1,335,411

     Cash flows from investing activities:
       Disposition of investment property           1,915,683       420,686

     Cash flows from financing activities:
       Cash distributions to Partners              (2,299,559)   (1,962,847)

     Net increase (decrease) in cash and
       cash equivalents                               210,230      (206,750)

     Cash and cash equivalents at beginning
         of period                                    802,866       926,557

     Cash and cash equivalents at end of
         period                                   $ 1,013,096   $   719,807
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

         Investment Property

         At September 30, 1996 and December 31, 1995, the Partnership owned investment property, with a depreciable cost basis of $4,303,190 and $10,782,881, respectively. The depreciable cost basis at September 30, 1996 and December 31, 1995, includes acquisition fees of $195,129 and $488,958, respectively, which were paid to the General Partner. $3,529,189 and $9,006,855 of the investment property at September 30, 1996 and December 31, 1995, respectively, was subject to existing leases and the remainder was being held in inventory.

         Depreciation on investment property is provided using accelerated methods over lives ranging from 3 to 12 years.


         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at September 30, 1996 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                     Notes to Financial Statements, Continued
                                   (Unaudited)


     (2) Leases

          The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases follow:

                    1996           $  71,774
                    1997             144,218
                    1998              15,724
                    1999                   -
                                   $ 231,716
                                    ========


     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending September 30, 1996 follow:

         Management fees                                   $  8,490
         Reimbursable operating expenses                     14,478

                                                           $ 22,968
                                                            =======

          The following costs were due to (from) affiliates as of September 30, 1996:

         Management fees                                   $  4,205
         Reimbursable operating expenses                      8,290
         Due from Pershing Lease Income
             Limited Partnership II                          25,102

                                                           $ 37,597
                                                            =======

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND  RESULTS OF OPERATIONS.


     Partnership Operations

          Rental income for the quarter was $185,661, a decrease of $282,303 from the third quarter 1995. The decrease is due to lease expirations and the sale of equipment. The amount of equipment on lease at September 30, 1996 on an original cost basis was $3.5 million and the original cost basis of equipment in inventory is $774 thousand. During the remainder of 1996, leases on $2 million of equipment are scheduled to expire.

          Net gain from sales of investment property for the third quarter of 1996 was $237,822, an increase of $126,371 from last year.

          Depreciation for the third quarter declined about $178,047 from last year because accelerated depreciation methods have been used to depreciate much of the equipment and equipment has been sold. General and administrative expenses for the quarter were $36,266, about the same as the third quarter of 1995.


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

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND  RESULTS OF OPERATIONS.


     Cash and Distributable Cash from Operations and Sales
         Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended September 30, 1996 as defined by Section 17 of the Amended Agreement of Limited Partnership:


         Rental income                                   $ 185,661
         Interest income                                    20,915
         Cash from sales                                   336,103
           Total cash inflow                               542,679

           Operating expenses                               27,736
           Cash from operations and sales                  514,943

         Reserve for distributions and operations           (7,963)
         Partnership management fee                         (8,490)

           Distributable cash from operations and sales  $ 498,490
                                                          ========


         Allocations of Distributable Cash from Operations and Sales:

                               Operations      Sales         Total
         Limited Partners      $  154,268    $332,742      $487,010
         General Partner            8,119       3,361        11,480

           Total               $  162,387    $336,103      $498,490
                                =========     =======       =======


         On August 29, 1996, the Partnership made a $1,256,800 cash distribution to the Limited Partners of record on June 30, 1996.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                                Equipment Summary


     Lessee
     BASF Corporation
     Eveleth Taconite Company
     Federal Paper Board Company, Inc.
     Stone Container Corporation
     Toledo Board of Education
     USX Corporation


                                                  Acquisition
     Equipment Description                           Cost
     Heavy Duty Equipment                       $  3,582,039
     Computer Equipment                              136,151
     Material Handling Equipment                      71,849
     Medical Equipment                               122,059
     Trucks                                          391,092

                                                $  4,303,190
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

     Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits  - There are no exhibits.

              (b) Form 8-K - An 8-K was filed on July 29, 1996, indicating under Item 6 that there had been a Resignation of Registrant's Directors. On July 12, 1996, Robert L. Hechler was appointed President and Director of Waddell & Reed Leasing, Inc., the General Partner of Pershing Lease Income Limited Partnership due to the retirement of George L. Wirkkula, former President and Director. No financial statement were filed with this report.

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

                              Date:   November 26, 1996


                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, as President and
                                  Treasurer of the General Partner
                                  (Principal Accounting and Financial
                                  Officer)

                              Date:  November 26, 1996