Form 10-K
period 1996-12-31
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1997-03-31
CIK 826407

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-K


       Annual Report Pursuant to Section 13 or 15(d)of The Securities Exchange Act of 1934 [Fee Required]
       For the Fiscal Year ended December 31, 1996


       Commission File Number      33-19038


       PERSHING LEASE INCOME LIMITED PARTNERSHIP
       (Exact name of registrant as specified in its charter)


                     MISSOURI                            43-1463913
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)


       6300 LAMAR, SHAWNEE MISSION, KANSAS 66202
       (Address principal executive offices)


       Registrant's telephone number, including area code (913) 236-2000


       Securities registered pursuant to Section 12(b) of the Act:
               Title of each class              Name of each exchange on
                                                    which registered
                  None                                  None


            Securities registered pursuant to Section 12(g) of the Act:
                       Units of Limited Partnership Interest


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

         State  the   aggregate  market value of the voting  stock  held  by
       non-affiliates of the registrant.
                           Not applicable, since securities are non-voting.

                                       Part I


       Item 1.  Business

       Pershing Lease Income Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Missouri Revised Uniform Limited Partnership Act on November 30, 1987. As of December 31, 1996, the Partnership consisted of a General Partner and 3,708 Limited Partners owning 62,840 Units of limited partnership interest of $500 each (the "Units"), except that employees of the General Partner and employees and securities representatives of the affiliates purchased Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing February 22, 1988, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10 of this Report, the General Partner is Waddell & Reed Leasing, Inc., a Missouri corporation.

       The Partnership was organized to engage in the business of acquiring diversified types of equipment and leasing such equipment to others on a short-term basis under operating leases. The Partnership's principal objectives are:

       1. To provide quarterly distributions of cash to the Limited Partners from leasing revenues and from the proceeds of sale or other disposition of Partnership Equipment; and

       2. To maintain equipment residual values for ultimate sale or other disposition.

       The Partnership was formed primarily for investment purposes and not as a "tax shelter".

       The life of the Partnership shall terminate on December 31, 2005, unless sooner dissolved or terminated as provided in Section 11 of the Amended Agreement of Limited Partnership.

       The Partnership had a total of fourteen closings. The closings occurred on May 3, 1988, June 3, 1988, July 8, 1988, August 5, 1988,
       September 8, 1988, October 7, 1988, November 7, 1988, December 7, 1988, January 9, 1989, February 7, 1989, March 7, 1989, April 7,
       1989, May 5, 1989 and June 14, 1989 with subscribers purchasing 10,732, 6,712, 3,984, 4,268, 5,011, 3,822, 2,562, 2,701, 4,001,
       3,256,  3,604,  4,014,  3,592  and 4,581 units,  respectively,  being admitted on such dates.

       Total equipment purchased through December 31, 1996 was $50,459,580 including acquisition fees. The Partnership had sold $46,156,390 of equipment as of December 31, 1996 and had a balance of $4,303,190 invested in equipment. At the end of 1996, there were 6 leases in place with 6 lessees. The acquisition of these leases and equipment is described more fully in Item 2 of this Report and Notes 1 and 2 to the financial statements included in Item 8.

       Under the Amended Limited Partnership Agreement, the General Partner, Waddell & Reed Leasing, Inc., is solely responsible for the management of the Partnership's business. Waddell & Reed Leasing, Inc. is a wholly owned subsidiary of Waddell & Reed, Inc. and was incorporated in Missouri in October 1987 to serve as the General Partner, and to manage and control the business and affairs, of the Partnership.

       The General Partner has also entered into an agreement dated as of December 1, 1987 (the "Agency Agreement") with NEMLC Leasing Corporation (the "Agent") which was acquired by BOT Services Corporation, a wholly owned subsidiary of The Bank of Tokyo Trust Company which is a subsidiary of The Bank of Tokyo Limited. Pursuant to the Agency Agreement, the Agent will assist the General Partner in performance of certain of its responsibilities on behalf of the Partnership, including identification, evaluation and negotiation of specific equipment investments suitable for the Partnership, management of the Equipment while it is under lease and remarketing of equipment coming off lease.

       The Partnership's investments in capital equipment which are and will continue to be subject to various risk factors. The principal business risk associated with ownership and operation of the equipment is the uncertainty of keeping all of the equipment fully leased at rentals which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sale proceeds or salvage value, an acceptable rate of return. Other risk factors include:

       1.  Technological  and  economic   equipment  obsolescence,  physical
           deterioration and malfunction, risks attendant upon defaults by lessees and credit losses.

       2. Residual values of equipment. The Partnership's return on its investment in equipment will depend in part upon the continuing value of such equipment, which in turn depends among other things upon (1) the quality of the equipment; (2) the condition of the equipment; (3) the timing of the equipment's acquisition; (4) the demand for used equipment; (5) the cost of comparable new equipment; (6) the technological obsolescence of the equipment;
           (7) the General Partner's ability to forecast technological changes which may reduce the value of equipment; and (8) market factors.

       3. Competition from full payout lessors. In connection with operating leases, the Partnership will encounter considerable competition from those offering full payout leases, which are written for a longer term and a lower rate than the Partnership's operating leases will offer.

       4. Competition from manufacturers. Leases offered by the Partnership will compete with operating leases and full payout leases offered by the manufacturers in their lease programs. In addition to attractive financial terms, manufacturers may also provide certain ancillary services which the Partnership cannot offer directly, such as maintenance service (including possible equipment substitution rights), warranty services and trade-in privileges.

       5. Other competition. There are numerous other potential investors, including limited partnerships organized and managed similarly to the Partnership, seeking to purchase equipment subject to either operating leases or full payout leases, many of which will have greater financial resources than the Partnership and more experience than the General Partner. The Partnership will compete in the leasing marketplace with many non-manufacturing firms, including other equipment dealers, brokers and leasing companies, as well as with financial institutions.

       6. Defaults by lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and acquire ownership of all equipment which secures the debt, resulting in economic loss and adverse tax consequences to the Partners.

       7. Changes in technology. The General Partner intends to establish lease rates to the Partnership's lessees which take into account the risk of technological advances which may reduce the value of equipment owned by the Partnership. However, the introduction of an entirely new technology could lead to a radical reduction in the value of certain equipment and make such Equipment difficult to re-lease.

       The Partnership, during 1996 had five primary types of equipment; (1) aircraft; (2) construction equipment; (3) forklifts; (4) computer equipment; (5) transportation equipment; and leased the equipment to corporations under operating leases. Rental income generated in 1996 from the five equipment types was $58,000, $657,247, $24,595,
       $8,256, and  $60,120, respectively.

       Item 2.  Properties.

       At December 31, 1996, the Partnership owned capital equipment, with a cost of $4,303,190, subject to 6 leases with 6 different lessees. All purchases of capital equipment were subject to a 4.75% acquisition fee paid to the General Partner.






       Item 3.  Legal Proceedings.

       There are no material pending legal proceedings to which the Partnership is a party or of which any of its equipment or leases is the subject.




       Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                      Part II


       Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

       (a)  Market Information

       The Partnership's outstanding securities consist of Units of Limited Partnership Interest ("Units) which were sold for $500 each. As of December 31, 1996, 62,840 Units had been sold to the public at a price of $500 per Unit (except for 693 Units which were sold for a net price of $460 per Unit to employees of affiliates of the General Partner and securities representatives of its affiliates).

       There is no public market for the Units, and it is not anticipated that such a public market will develop.

       (b)  Approximate Number of Security Holders

                              Number of                Number of Units
                             Unit holders                    as of
       Title of Class      as of 12/31/96                  12/31/96
       Units of Limited
       Partnership
       Interest                3,717                        62,840

       (c)  Dividend History and Restrictions

       During the years ended December 31, 1989 and 1988 and the two months ended December 31, 1987, the Partnership had an initial closing and thirteen subsequent closings admitting partners holding a total of 62,840 units. The final admission date to admit partners into the Partnership was June 14, 1989. Pursuant to Section 8 of the Amended Limited Partnership Agreement, the Partnership's Distributable Cash from Operations for each year will be determined and will be distributed to the Partners. The Partnership distributions were:

                        Distributions         Distributions
                            To The               To The
                      Limited Partners       General Partner
            1988        $  477,031               $ 25,107
            1989         2,827,947                148,840
            1990         3,468,767                182,568
            1991         3,468,769                182,567
            1992         4,166,292                178,649
            1993         6,441,100                243,562
            1994         5,718,440                169,453
            1995         2,387,920                 99,178
            1996         2,749,250                 48,798

         The Partnership did not make a distribution in 1987.

       "Cash   from  Operations"   means  the  net  cash  provided  by   the
       Partnership's normal operations after the general expenses and current liabilities of the Partnership (other than the equipment management fee) are paid, as reduced by any reserves for working capital and contingent liabilities to the extent deemed reasonable by the General Partner, and increased by any portion of such reserves then deemed by the General Partner not to be required for Partnership operations.

       Each distribution of Distributable Cash from Operations of the Partnership shall be made 95% to the Limited Partners and 5% to the General Partner. For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the General Partner a partnership management fee equal to 5% of the cash received from rents.

       Any distributable cash from sales or refinancing will be distributed 99% to the Limited Partners and 1% to the General Partner until Payout. Payout is the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash from Operations and of Distributable Cash from Sales or Refinancing equal the aggregate cumulative 8% annual return on their aggregate unreturned Invested Capital. After payout has occurred, any distributable cash from sales or refinancing will be distributed 15% to the General Partner, and the remainder to the Limited Partners.

       Any Distributable Cash from Operations will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year, and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's first closing date. Each such distribution will be described in a statement sent to the Limited Partners.

       Items 6. Selected Financial Data.

       The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of
       Operations and Financial Statements and Notes thereto, which are included in Items 7 and 8 of this report.



                              As of and for   As of and for   As of and for
                              the Year Ended  the Year Ended  the Year Ended
                                 12/31/96        12/31/95        12/31/94
       Operating Data
         Rental Income        $   808,218     $ 1,863,506     $ 3,037,422
         Interest Income           65,911          47,992          71,592
         Net Income             1,047,419       1,337,147       2,892,968

       Balance Sheet Data
         Cash and Cash
           Equivalents            639,226         802,866         926,557
         Investment Property      123,888       1,809,976       2,744,992
         Total Assets             769,746       2,631,265       3,741,270
         Partners' Equity         760,881       2,511,510       3,661,461




       Per Unit Data                 1996            1995            1994
         Net Income               $ 16.18         $ 20.67          $44.97

         Distributions              43.75           38.00           91.00

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       General

       On May 3, 1988, the Partnership had its first closing and received from the escrow account $5,356,940 representing 10,731 Units of Limited Partnership Interest. During 1989 and 1988, the Partnership had an additional thirteen closings and received from the escrow account $26,034,840 representing 52,108 Units of Limited Partnership Interest. Of these amounts, the Partnership received proceeds from the sale of 693 Units at a price net of sales commission for sales to employees and securities representatives of affiliates of the General Partners, who are allowed to purchase units for a net price of $460 per Unit.

       Results of Operation

       For the years ended December 31, 1996, 1995 and 1994, the net income was $1,047,419, $1,337,147, and $2,892,968, respectively, and net income per unit was $16.18, $20.67, and $44,97. Total distributions for the years ended December 31, 1996, 1995, and 1994, were $2,798,048, $2,487,098, and $5,887,893, respectively, and distributions per unit were $43.75, $38.00, and $91.00.

       Total revenue decreased $1.2 million in 1996 from the prior year due to lower rental income and lower gain from sales of investment property. Rental income will continue to decline due to lease expirations and equipment sales. Depreciation expense declined as a result of equipment sales and the use of accelerated depreciation methods.

       In 1995,  total revenue had decreased $2.4 million from 1994.   As in
       1996, this was due to lower rental income as the result of lease expirations and equipment sales.

       As of December 31, 1996, the Partnership held $4.3 million of equipment of which $3.4 million was on lease. During 1997, leases on $2.7 million of equipment will expire. As a result, rental income is expected to decline due to lease expirations. Future cash distributions will depend on the remarketing of this property.

       Liquidity and Capital Resources

       The Partnership believes it has sufficient liquidity to pay operating expenses and fund cash distributions. The Partnership also believes that rental income and cash from equipment sales will provide sufficient resources to meet obligations. The Partnership does not anticipate borrowing funds in 1997.

       Item 8.  Financial Statements and Supplementary Data.


                            INDEPENDENT AUDITORS' REPORT




       To the Partners of Pershing Lease Income
         Limited Partnership:

       We have audited the financial statements of Pershing Lease Income Limited Partnership as listed in Item 14(a)1 on page 23. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pershing Lease Income Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                      KPMG Peat Marwick LLP


       Kansas City, Missouri
       February 7, 1997

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets
                             December 31, 1996 and 1995


       Assets                                       1996              1995
       Investment property:
         Cost                                  $  4,303,190      $ 10,782,881
         Less accumulated depreciation            4,179,302         8,972,905
           Investment property, net                 123,888         1,809,976
       Cash and cash equivalents                    639,226           802,866
       Rents and other receivables                    3,374            16,553
       Prepaid insurance                              3,258             1,870

            Total assets                       $    769,746      $  2,631,265
                                                ===========       ===========

       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates (Note 3)            $      8,865      $     17,736
         Accounts payable                                 -            96,198
         Unearned rental revenue                          -             5,821

             Total liabilities                        8,865           119,755

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                       1,000             1,000
           Cumulative net income                    219,002           188,305
           Cumulative cash distributions         (1,278,722)       (1,229,924)
                                                 (1,058,720)       (1,040,619)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                      27,738,501        27,738,501
           Cumulative net income                  5,786,616         4,769,894
           Cumulative cash distributions        (31,705,516)      (28,956,266)
                                                  1,819,601         3,552,129
             Total partners' equity                 760,881         2,511,510

             Total liabilities and partners'
               equity                          $    769,746      $  2,631,265
                                                ===========       ===========



                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP

                              Statements of Operations
                For the Years Ended December 31, 1996, 1995 and 1994


                                           1996         1995         1994
    Revenue:
      Rental income (Note 2)           $   808,218  $ 1,863,506  $ 3,037,422
      Interest income                       65,911       47,992       71,592
      Net gain on sale of
        investment property                541,841      723,692    1,942,012
         Total revenue                   1,415,970    2,635,190    5,051,026

    Expenses:
      Depreciation                         244,007      876,121    1,759,309
      General and administrative           124,544      421,922      398,749
          Total expenses                   368,551    1,298,043    2,158,058

    Net income                         $ 1,047,419  $ 1,337,147  $ 2,892,968
                                        ==========   ==========   ==========
    Net income attributable to
      Limited Partners                 $ 1,016,722  $ 1,299,237  $ 2,826,000
                                        ==========   ==========   ==========
    Net income per Limited
      Partnership Unit                 $     16.18  $     20.67  $     44.97
                                        ==========   ==========   ==========







                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP

                           Statements of Partners' Equity
                For the Years Ended December 31, 1996, 1995 and 1994


                                       General      Limited
                                       Partner      Partners       Total

       Partners' Equity (Deficit)
         at December 31, 1993       $  (876,865)  $ 7,533,251   $ 6,656,386

         Net income                      66,967     2,826,001     2,892,968
         Cash distributions            (169,453)   (5,718,440)   (5,887,893)

       Partners' Equity (Deficit)
         at December 31, 1994       $  (979,351)  $ 4,640,812   $ 3,661,461

         Net income                      37,910     1,299,237     1,337,147
         Cash distributions             (99,178)   (2,387,920)   (2,487,098)

       Partners' Equity (Deficit)
         at December 31, 1995       $(1,040,619)  $ 3,552,129   $ 2,511,510

         Net income                      30,697     1,016,722     1,047,419
         Cash distributions             (48,798)   (2,749,250)   (2,798,048)

       Partners' Equity (Deficit)
         at December 31, 1996       $(1,058,720)  $ 1,819,601   $   760,881
                                     ==========    ==========    ==========



                  See accompanying notes to financial statements.

                      PERSHING LEASE INCOME LIMITED PARTNERSHIP

                               Statements of Cash Flows
                 For the Years Ended December 31, 1996, 1995 and 1994


                                           1996         1995         1994
Cash flows from operating activities:
  Net income                          $ 1,047,419  $ 1,337,147  $  2,892,968
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization       244,007      876,121     1,759,309
      Net gain on sale of investment
        property                       (  541,841)  (  723,692)   (1,942,012)

  Changes in assets and liabilities:
    Receivables                            13,179       50,913         5,299
    Prepaid insurance                      (1,388)         385           485
    Due from/to affiliates                 (8,871)      (3,774)       (3,516)
    Accounts payable                      (96,198)      79,443      (120,426)
    Unearned rental revenue                (5,821)     (15,909)      (69,901)
      Net cash provided by operating
        activities                        650,486    1,600,634     2,522,206

Cash flows from investing
  activities:
  Disposition of investment
    property                            1,983,922      762,773     3,155,402

Cash flows from financing
  activities:
  Cash distributions to Partners       (2,798,048)  (2,487,098)   (5,887,893)
  Repayment of debt                              -            -      (19,627)
    Net cash used in financing
      activities                       (2,798,048)  (2,487,098)   (5,907,520)
Net decrease in cash and
  cash equivalents                       (163,640)    (123,691)     (229,912)
Cash and cash equivalents at
  beginning of year                       802,866      926,557     1,156,469

Cash and cash equivalents at end
  of year                             $   639,226  $   802,866  $    926,557
                                       ==========   ==========   ===========
Cash Paid for interest                $         -  $         -  $        248
                                       ==========   ==========   ===========




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

           Cash and Cash Equivalents

           Cash and cash equivalents include cash on hand and short-term investments with original maturities of less than ninety days.

           Investment Property

           Investment property consists primarily of construction equipment, forklifts, and transportation equipment. At December 31, 1996 and 1995, the Partnership owned investment property, with a depreciable cost basis of $4,303,190 and $10,782,881, respectively. The depreciable cost basis at December 31, 1996 and 1995 includes acquisition fees of $195,202 and $488,958, respectively, which were paid to the General Partner. At December 31, 1996 and 1995, $3,483,851 and $9,006,855, respectively, was subject to existing leases and the remainder was being held in inventory. Depreciation on investment property is provided using accelerated methods over lives ranging from 3 to 12 years. At December 31, 1996, the Partnership had equipment with an original cost of $819 thousand which was not under a lease agreement.

           The Partnership implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. There was no effect of implementation.

           Use of Estimates

           The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                       Notes to Financial Statements, Continued

           Income Taxes

           The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Income for financial reporting was more or (less) than that reported for income tax purposes for the three years ended December 31, 1996, 1995 and 1994 by $5,821, $(35,722), and $(848,253), respectively.
       The difference between income for financial reporting and income tax purposes is principally due to depreciation, gain on sale of investment property, prepaid rents and bad debt expense.

           Partners' equity at December 31, 1996 and 1995 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of. Limited Partner's equity for income tax purposes was $5,528,346 as of December 31, 1996.

       (2) Leases

           The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases follow:

                      Year             Amount
                      1997           $  217,227
                      1998               15,390
                                     $  232,617
                                      =========

       (3) Related Party Transactions

           Equipment acquisition fees, management fees and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996       1995        1994
         Management fees                   $ 40,410   $ 94,138    $138,472
         Reimbursable operating expenses     49,695     50,472      63,853
                                           $ 90,105   $144,610    $202,325
                                            =======    =======     =======

           At December 31, 1996 and 1995, the following costs were due to the General Partner or affiliates:
                                             1996         1995
         Management fees                   $ 3,750      $ 9,988
         Reimbursable operating expenses     5,115        7,748
                                           $ 8,865      $17,736
                                            ======       ======

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)


       Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

       None.




                                      Part III


       Item 10.  Directors and Executive Officers of the Partnership.

       (a-b)  Identification of Directors and Executive Officers

       The Partnership has no Directors or Officers. As indicated in Item 1 of this report, the General Partner of the Partnership is Waddell & Reed Leasing, Inc. Under the Partnership Agreement, the General Partner is solely responsible for the leasing of the Partnership's equipment, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the Directors and Executive Officers of the General Partner at December 31, 1995 are as follows:


              Name                      Title                         Age

       Robert L. Hechler       President, Treasurer and Director       60
       Michael D. Strohm       Executive Vice President and
                                 Assistant Treasurer                   45
       Sharon K. Pappas        Secretary and General Counsel           38
       David R. Burford        Assistant Secretary and Assistant
                                 General Counsel                       39


       (c)  Identification of certain significant persons

       See Item 10. (a-b)


       (d)  Family relationship

       No family relationship exists between any of the foregoing Directors or Officers.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)


       (e)  Business experience

       Robert L. Hechler is also President, Chief Executive Officer and a Director of Waddell & Reed, Inc. and President and Director of Waddell & Reed Services Company. He has been employed by Waddell & Reed Services Company and affiliated companies since December 1977 and has also been a Vice President of each Fund in the United Group of Mutual Funds, TMK/United Funds, Inc., and Waddell & Reed Funds, Inc. since December 1977. Mr. Hechler holds a B.S. (1958) from the University of Illinois and an M.B.A. (1967) from the University of Chicago.

       Michael D. Strohm is also Senior Vice President and Controller of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. and affiliated companies since June 1972. Mr. Strohm holds a B.S. (1973) and an M.B.A. (1979) from Rockhurst College.

       Sharon K. Pappas is also Senior Vice President, Secretary and General Counsel of Waddell & Reed, Inc. She has been employed by Waddell & Reed, Inc. and affiliated companies since July 1989 and has also been Secretary of each Fund in the United Group of Mutual Funds, TMK, United Funds, Inc., and Waddell & Reed Funds, Inc. since January 1990, and Vice President of these Funds since December, 1992. Ms. Pappas holds a B.S. (1981) from Kansas State University and a J.D.
       (1984) from the University of Kansas School of Law.

       David R. Burford is also Assistant Secretary and Associate General Counsel of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. and affiliated companies since May 1985 and has also been Assistant Secretary of each Fund in the United Group of Mutual Funds since February 1987. Mr. Burford holds a B.S. (1979) from the University of Missouri and a J.D. (1982) from Duke University School of Law.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)


       (f)  Involvement in certain legal proceedings

       The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the Corporate General Partner which may be important for the evaluation of any such person's ability and integrity.

       Item 11.  Executive Compensation

       (a), (b), (c), (d), and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from the resignation, retirement or any other termination. See Note 3 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1996, 1995 and 1994.


       Item  12.   Security  Ownership  of Certain Beneficial  Owners  and
       Management.

       By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Agreement of Limited Partnership (subject to Section 13.3), a majority in interest of the Limited Partners have voting rights with respect to:

       1.  Amendment of the Limited Partnership Agreement;

       2.  Termination of the Partnership;

       3.  Removal of the General Partner; and

       4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

       No   person  or  group  is  known  by  the  General  Partner  to  own beneficially more than 5% of the Partnership's 62,840 outstanding Limited Partnership Units as of December 31, 1996.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)

       By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. Employees of the General Partners and securities representatives of its affiliates may purchase Units for a net price of $460 per unit, and the Partnership incurs no obligation to pay any sales commission with respect to those sales.

       Item 13.  Certain Relationships and Related Transactions.

       (a), (b), and (c): The General Partner of the Partnership is Waddell & Reed Leasing, Inc. The identification of the General Partners' Directors and Executive Officers is indicated in Item 10 of this
       report.    The  Partnership  was  not  involved  in  any  transaction involving any of these Directors or Officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General partners, nor were any of the individuals indebted to the Partnership.

       Waddell & Reed, Inc. acted as dealer-manager in connection with the offering of units by the Partnership during the years ended December 31, 1989 and 1988 and the period ended December 31, 1987. The dealer-manager was entitled to receive commissions in connection therewith from the Partnership. Amounts paid or accrued for these commissions during the years ended December 31, 1989 and 1988 totaled $914,920 and $1,570,960, respectively.

       Waddell & Reed Leasing, Inc. incurred certain expenses in connection with the organization of the Partnership, including preparing the Partnership for qualification under the federal and state securities laws and subsequently offering and distributing the Units to the public. Included in these organizational and offering expenses are legal, accounting, printing costs, filing and qualification fees and disbursements necessary for the organization of the Partnership and the registration and marketing of the Units of Partnership interests. The General Partner was reimbursed an amount equal to up to 4% of the gross proceeds of the Partnership's offering for organizational and offering expenses. Waddell & Reed, Inc. marketed the Units and will provide all administrative functions of the Partnership and will supply substantially all of the General Partner's capital resources. In consideration of the services and capital commitments provided by Waddell & Reed, Inc., they received 2% of the 4% of the offering and organizational expenses received by the General Partner. Waddell & Reed Leasing, Inc. was reimbursed those costs in the amount of $460,960 and $795,840 during the years ended December 31, 1989 and 1988, respectively.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)


       The General Partner has the responsibility for acquiring, financing, leasing and selling of equipment for the Partnership. The General Partner received an acquisition fee of 4.75% for acquiring equipment to be purchased for the Partnerships portfolio and receives a management fee equal to 5% of gross lease rentals collected for managing the leasing and financing of the Partnership's equipment. BOT Financial Corporation proposes equipment acquisitions, leasing transactions, financing and refinancing transactions, and sale transactions for the Partnership, and oversees the operation, management and use of the equipment. BOT will receives 60% of the acquisition fee amount, 40% of all equipment management fee amounts and 100% of all subordinated remarketing fee amounts, respectively, received by the General Partner from the Partnership, and 40% of all cash distributed by the Partnership to the General Partner as its distributive share of such cash. During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred no acquisition fees and paid or accrued management fees of $40,410, $94,138, and $138,472, to the General Partner.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)


                                      Part IV



       Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

                                 Table of Contents

            (a) 1.  Financial Statements:                         Page

                Report of the Independent Auditors'                    10
                Balance Sheets - December 31, 1996 and 1995            11
                Statements of Operations-For the Years Ended
                  December 31, 1996, 1995 and 1994                     12
                Statements of Partners' Equity - For the Years
                  Ended December 31, 1996, 1995 and 1994               13
                Statements of Cash Flows - For the Years Ended
                  December 31, 1996, 1995 and 1994                     14
                Notes to Financial Statements:                      15-17

                2.  Exhibit Index

                All other schedules are omitted as the information is not applicable or is included in the financial statements or related footnotes.

       Exhibit                                        Page Number or
       Numbers           Description            Incorporation by Reference
         4.    Amended Agreement of Limited Partnership                  *

             *Included  with Amendment No.  1 to Form S-1,  Registration No.
              33-19038, filed with the Securities and Commission on February 11, 1988.


       (b) Reports on Form 8-K

           None.

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)



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

                                Date:     March 4, 1997