Form 10-Q
period 1997-03-31
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1997-06-02
CIK 826407

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
              March 31, 1997                       33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheet - March 31, 1997 and
            December 31, 1996                                       3

            Statements of Operations for the Quarters
            Ended March 31, 1997 and 1996                           4

            Statement of Cash Flows for the Quarters
            Ended March 31, 1997 and 1996                           5

            Notes to Financial Statements                         6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-10

          Equipment Summary                                        11

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets

                                                    March 31,    December 31,
                                                      1997            1996
       Assets                                      (Unaudited)
       Investment property:
         Cost                                     $ 4,148,511    $  4,303,190
         Less accumulated depreciation              4,053,231       4,179,302
           Investment property, net                    95,280         123,888
       Cash and cash equivalents                      565,072         639,226
       Rents and other receivables                      5,443           3,374
       Prepaid insurance                                2,896           3,258

            Total assets                          $   668,691    $    769,746
                                                   ==========     ===========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                              9,425    $      8,865
         Unearned rental revenue                       36,100               -

             Total liabilities                         45,525           8,865

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                         1,000           1,000
           Cumulative net income                      219,638         219,002
           Cumulative cash distributions           (1,289,079)     (1,278,722)
                                                   (1,068,441)     (1,058,720)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                        27,738,501      27,738,501
           Cumulative net income                    5,909,982       5,786,616
           Cumulative cash distributions          (31,956,876)    (31,705,516)
                                                    1,691,607       1,819,601
             Total partners' equity                   623,166         760,881
             Total liabilities and partners'
               equity                             $   668,691    $    769,746
                                                   ==========     ===========


                  See accompanying notes to financial statements.

                      PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statements of Operations
                                   (Unaudited)
                  For the Quarters Ended March 31, 1997 and 1996


                                                    1997         1996
     Revenue:
       Rental income                             $  129,858   $  284,903
       Interest income                                6,212       11,909
       Net gain on sale of investment property       47,500      461,080
          Total revenue                             183,570      757,892

     Expenses:
       Depreciation                                  28,609      105,012
       General and administrative                    30,960       35,884
          Total expenses                             59,569      140,896

     Net income                                  $  124,001   $  616,996
                                                  =========    =========








                 See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statement of Cash Flows
                                   (Unaudited)
                  For the Quarters Ended March 31, 1997 and 1996

                                                      1997          1996

     Cash flows from operating activities:
       Net income                                 $   124,001   $   616,996
       Adjustments to reconcile net income
         to net cash provided by
         operating activities:
           Depreciation                                28,609       105,013
           Net gain on sale of investment
             property                                 (47,500)     (461,080)

       Changes in assets and liabilities:
         Receivables                                   (2,069)        8,467
         Prepaid insurance                                362           525
         Due to affiliates                                560        (7,105)
         Accounts payable                                   -        18,304
         Unearned rental revenue                       36,100        19,993
         Deferred sales revenue                             -        (5,821)
           Net cash provided by operating
             activities                               140,063       295,292

     Cash flows from investing activities:
       Disposition of investment property              47,500       461,080

     Cash flows from financing activities:
       Cash distributions to Partners                (261,717)     (513,941)

     Net increase (decrease) in cash and
       cash equivalents                               (74,154)      242,431

     Cash and cash equivalents at beginning
         of period                                    639,226       802,866

     Cash and cash equivalents at end of
         period                                   $   565,072   $ 1,045,297
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

         Investment Property

         At March 31, 1997 and December 31, 1996, the Partnership owned investment property, with a depreciable cost basis of $4,148,511 and $4,303,190, respectively. The depreciable cost basis at March 31, 1997 and December 31, 1996, includes acquisition fees of $188,115 and $192,202, respectively, which were paid to the General Partner. $2,682,513 and $3,483,851 of the investment property at March 31, 1997 and December 31, 1996, respectively, was subject to existing leases and the remainder was being held in inventory.

         Depreciation on investment property is provided using accelerated methods over lives ranging from 3 to 12 years.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at March 31, 1997 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                     Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                     Notes to Financial Statements, Continued
                                   (Unaudited)


     (2) Leases

          The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned. Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases follow:

                    1997           $ 110,519
                    1998              15,390
                    1999                   -
                                   $ 125,909
                                    ========


     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending March 31, 1997 follow:

         Management fees                                   $  6,493
         Reimbursable operating expenses                     10,851

                                                           $ 17,344
                                                            =======

          The following costs were due to (from) affiliates as of March 31, 1997:

         Management fees                                   $  3,114
         Reimbursable operating expenses                      6,311

                                                           $  9,425
                                                            =======

                     Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND  RESULTS OF OPERATIONS.


     Partnership Operations

          Rental income for the quarter was $129,858, $155,045 less than the first quarter of 1996. The decrease is due to lease expirations and the sale of equipment. The amount of equipment on lease at March 31, 1997 on an original cost basis was $2.7 million. The original cost basis of equipment in inventory is $1.4 million. During the remainder of 1997, leases on $2 million of equipment are scheduled to expire. Because a significant amount of equipment will be off lease during 1997, it is possible that the Partnership may sell all of its equipment and cease operations during the year.

          Net gain from sales of investment property for the first quarter of 1997 was $47,500, a decrease of $413,580 from last year due to fewer equipment sales.

          Depreciation was $28,609 for the period, down about $76,403 from last year because accelerated depreciation methods have been used to depreciate much of the equipment and the sale of equipment. General and administrative expenses for the quarter were $30,960 down $4,924 compared to the first quarter of 1996 due primarily to lower management fees.


     Liquidity and Capital Resources

          Management believes operations will generate adequate cash flow to fund operations and provide distributions to the partners. As discussed above, it is possible that the Partnership may sell all of its equipment and cease operations during 1997.

                     Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND  RESULTS OF OPERATIONS.


     Cash and Distributable Cash from Operations and Sales
         Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended March 31, 1997 as defined by
     Section 17 of the Amended Agreement of Limited Partnership:


         Rental income                                   $ 129,858
         Interest income                                     6,212
         Cash from sales                                    47,500
           Total cash inflow                               183,570

           Operating expenses                              (24,467)
           Cash from operations and sales                  159,103

         Reserve for distributions and operations          109,979
         Partnership management fee                         (6,493)

           Distributable cash from operations and sales  $ 262,589
                                                          ========


         Allocations of Distributable Cash from Operations and Sales:

                               Operations      Sales         Total
         Limited Partners      $  204,335    $ 47,025      $251,360
         General Partner           10,754         475        11,229

           Total               $  215,089    $ 47,500      $262,589
                                =========     =======       =======


         On February 28, 1997, the Partnership made a $251,360 cash distribution to the Limited Partners of record on December 31, 1996.

                     Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                                Equipment Summary


     Lessee
     Federal Paper Board Company, Inc.
     Stone Container Corporation
     Toledo Board of Education
     USX Corporation


                                                  Acquisition
     Equipment Description                           Cost
     Heavy Duty Equipment                       $  3,427,361
     Computer Equipment                              136,151
     Material Handling Equipment                      71,848
     Medical Equipment                               122,059
     Trucks                                          391,092

                                                $  4,148,511
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


                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                                   (Registrant)



                              By: /s/ Michael D. Strohm
                                  Michael D. Strohm, Executive Vice
                                  President and Assistant Treasurer
                                  of the General Partner

                              Date:   May 27, 1997


                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, as President,
                                  and Treasurer of the General Partner
                                  (Principal Accounting and Financial
                                  Officer)

                              Date:   May 27, 1997