Form 10-Q
period 1997-06-30
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1997-08-28
CIK 826407

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
              June 30, 1997                        33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheet - June 30, 1997 and
            December 31, 1996                                       3

            Statements of Income for the Quarters and Six Months
            Ended June 30, 1997 and 1996                            4

            Statement of Cash Flows for the Six Months
            Ended June 30, 1997 and 1996                            5

            Notes to Financial Statements                         6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets

                                                     June 30,    December 31,
                                                       1997          1996
       Assets                                       (Unaudited)
       Investment property:
         Cost                                      $ 3,251,447   $  4,303,190
         Less accumulated depreciation               3,184,775      4,179,302
           Investment property, net                     66,672        123,888
       Cash and cash equivalents                       444,311        639,226
       Rents and other receivables                       5,964          3,374
       Prepaid insurance                                 2,249          3,258

            Total assets                           $   519,196   $    769,746
                                                    ==========    ===========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                               4,257   $      8,865
         Accounts payable                                  332              -
         Unearned rental revenue                        11,030              -

             Total liabilities                          15,619          8,865

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                          1,000          1,000
           Cumulative net income                       600,045        219,002
           Cumulative cash distributions            (1,300,308)    (1,278,722)
                                                      (699,263)    (1,058,720)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                         27,738,501     27,738,501
           Cumulative net income                     5,672,575      5,786,616
           Cumulative cash distributions           (32,208,236)   (31,705,516)
                                                     1,202,840      1,819,601
             Total partners' equity                    503,577        760,881
             Total liabilities and partners'
               equity                              $   519,196   $    769,746
                                                    ==========    ===========


                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                         For the Quarters and Six Months
                           Ended June 30, 1997 and 1996

                               Six Months Ended          Quarters Ended
                                    June 30                 June 30
                              1997         1996         1997        1996
     Revenue:
       Rental income       $  214,645  $  492,702    $  84,787   $ 207,798
       Interest income         10,497      35,759        4,285      23,851
       Net gain on
        sale of equipment     155,900     235,780      108,400    (225,300)
          Total revenue       381,042     764,241      197,472       6,349

     Expenses:
       Depreciation            57,216     148,557       28,608      43,545
       General and
         administrative        56,824      65,183       25,863      29,300
          Total expenses      114,040     213,740       54,471      72,845


     Net income (loss)     $  267,002  $  550,501    $ 143,001   $ (66,496)
                            =========   =========     ========    ========











                 See accompanying notes to financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statement of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996

                                                      1997          1996
     Cash flows from operating activities:
       Net income                                 $   267,002   $   550,501

       Adjustments to reconcile net income
         to net cash provided by
         (used in) operating activities:
           Depreciation and amortization               57,216       148,557
           Net (gain) on sale of
             investment property                     (155,900)     (235,780)

       Changes in assets and liabilities:
         Due to Pershing Lease Partnership II               -         3,669
         Receivables                                   (2,590)        5,056
         Prepaid insurance                              1,009           887
         Due to affiliates                             (4,608)       (7,856)
         Accounts payable                                 332         2,945
         Unearned rental revenue                       11,030        13,997
       Net cash provided by operating
         activities                                   173,491       481,976

     Cash flows from investing activities:
       Disposition of investment property             155,900     1,579,580

     Cash flows from financing activities:
       Cash distributions to Partners                (524,306)   (1,023,706)

     Net increase (decrease) in cash and
       cash equivalents                              (194,915)    1,037,850

     Cash and cash equivalents at beginning
         of period                                    639,226       802,866

     Cash and cash equivalents at end of
         period                                   $   444,311   $ 1,840,716
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
     3,604, 4,014, 3,592, and 4,581 units, respectively.

          Pursuant to the terms of the Amended Agreement of Limited Partnership, distributable cash from operations and profits for federal income tax purposes from normal operations, as defined, are to be allocated 95% to the Limited Partners and 5% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. Special allocations of taxable income may be required to reduce or eliminate the deficit account balances of Partners according to Treasury Regulations and the partnership agreement. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of distributable cash from operations and of distributable cash from sales or refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). Losses for federal income tax purposes from the normal operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner.

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

         Investment Property

         At June 30, 1997 and December 31, 1996, the Partnership owned investment property, with a depreciable cost basis of $3,251,447 and $4,303,190, respectively. The depreciable cost basis at June 30, 1997 and December 31, 1996, includes acquisition fees of $147,301 and $192,202, respectively, which were paid to the General Partner. $1,336,893 and $3,483,851 of the investment property at June 30, 1997 and December 31, 1996, respectively, was subject to existing leases and the remainder was being held in inventory. In August 1997, $1,877,204 of equipment, on a depreciable cost basis, was sold. About $1,294,209 of the equipment sold was subject to leases.

         Depreciation on investment property is provided using accelerated methods over lives ranging from 3 to 12 years.


         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at June 30, 1997 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                     Notes to Financial Statements, Continued
                                   (Unaudited)


     (2) Leases

          The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned.


     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending June 30, 1997 follow:

         Management fees                                   $ 4,239
         Reimbursable operating expenses                    10,854

                                                           $15,093
                                                            ======

          The following costs were due to (from) affiliates as of June 30, 1997:

         Management fees                                   $ 1,435
         Reimbursable operating expenses                     2,822

                                                           $ 4,257
                                                            ======

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND  RESULTS OF OPERATIONS.


     Partnership Operations

          Rental income for the quarter was $84,787, a decrease of $123,011 from the second quarter 1996. The decrease is due to lease expirations and the sale of equipment. The amount of equipment on lease at June 30, 1997 on an original cost basis was $1.3 million.
     The original cost basis of equipment in inventory is $1.9 million. During the remainder of 1997, leases on $592 thousand of equipment are scheduled to expire. Net gain from sales of investment property for the second quarter of 1997 was $108 thousand.

          Depreciation declined about $15,000 from last year because accelerated depreciation methods have been used to depreciate much of the equipment and equipment has been sold. General and administrative expenses for the quarter were down $3,437 compared to the second quarter of 1996 due primarily to lower management fees.

     The Partnership believes it is more likely than not that the remaining equipment will be sold rather than leased. When the last piece of equipment is sold, Partnership operations will cease and the remaining cash will be distributed. Although it is not known when this will occur, it is possible it may occur in 1997.


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

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND  RESULTS OF OPERATIONS.


     Cash and Distributable Cash from Operations and Sales
         Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended June 30, 1997 as defined by
     Section 17 of the Amended Agreement of Limited Partnership:


         Rental income                                   $   84,787
         Interest income                                      4,285
         Cash from sales                                    108,400
           Total cash inflow                                197,472

           Operating expenses                               (21,624)
           Cash from operations and sales                   175,848

         Reserve for distributions and operations            88,416
         Partnership management fee                          (4,239)

           Distributable cash from operations and sales  $  260,025
                                                          =========


         Allocations of Distributable Cash from Operations and Sales:

                               Operations       Sales        Total
         Limited Partners      $  144,044    $  107,316   $  251,360
         General Partner            7,581         1,084        8,665

           Total               $  151,625    $  108,400   $  260,025
                                =========     =========    =========


         On May 30, 1997, the Partnership made a $251,360 cash distribution to the Limited Partners of record on March 31, 1997.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                                Equipment Summary


     Lessee
     Federal Paper Board Company, Inc.
     Stone Container Corporation


                                                  Acquisition
     Equipment Description                           Cost
     Heavy Duty Equipment                       $  2,788,507
     Material Handling Equipment                      71,848
     Trucks                                          391,092

                                                $  3,251,447
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

                              Date:   August 25, 1996


                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, as President and
                                  Treasurer of the General Partner
                                  (Principal Accounting and Financial
                                  Officer)

                              Date:  August 25, 1996