Form 10-Q
period 1997-09-30
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1997-11-26
CIK 826407

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
           September 30, 1997                      33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheet - September 30, 1997 and
            December 31, 1996                                       3

            Statements of Income for the Quarters and Nine Months
            Ended September 30, 1997 and 1996                       4

            Statement of Cash Flows for the Nine Months
            Ended September 30, 1997 and 1996                       5

            Notes to Financial Statements                         6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-11


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              12

          Item 2.  Changes in Securities.                          12

          Item 3.  Default Upon Senior Securities.                 12

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        12

          Item 5.  Other Information.                              12

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    12
                   (b) Reports on Form 8-K                         12

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets

                                                  September 30,  December 31,
                                                      1997          1996
       Assets                                      (Unaudited)
       Investment property:
         Cost                                     $ 1,106,889    $  4,303,190
         Less accumulated depreciation              1,068,825       4,179,302
           Investment property, net                    38,064         123,888
       Cash and cash equivalents                      625,241         639,226
       Rents and other receivables                      7,557           3,374
       Prepaid insurance                                1,622           3,258

            Total assets                          $   672,484    $    769,746
                                                   ==========     ===========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                              3,998    $      8,865
         Accounts payable                                  26               -
         Unearned rental revenue                          686               -

             Total liabilities                          4,710           8,865

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                         1,000           1,000
           Cumulative net income                    1,065,596         219,002
           Cumulative cash distributions           (1,308,972)     (1,278,722)
                                                     (242,376)     (1,058,720)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                        27,738,501      27,738,501
           Cumulative net income                    5,631,245       5,786,616
           Cumulative cash distributions          (32,459,596)    (31,705,516)
                                                      910,150       1,819,601
             Total partners' equity                   667,774         760,881
             Total liabilities and partners'
               equity                             $   672,484    $    769,746
                                                   ==========     ===========


                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)
                         For the Quarters and Nine Months
                         Ended September 30, 1997 and 1996

                               Nine Months Ended          Quarters Ended
                                 September 30              September 30
                              1997         1996         1997        1996
     Revenue:
       Rental income       $  227,381  $  678,363    $   12,736  $  185,661
       Interest income         16,313      56,674         5,816      20,915
       Net gain on
        sale of equipment     602,900     473,602       447,000     237,822
          Total revenue       846,594   1,208,639       465,552     444,398

     Expenses:
       Depreciation            85,824     215,378        28,608      66,821
       General and
         administrative        69,547     101,449        12,723      36,266
          Total expenses      155,371     316,827        41,331     103,087


     Net income            $  691,223  $  891,812    $  424,221  $  341,311
                            =========   =========     =========   =========











                 See accompanying notes to financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statement of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996

                                                      1997          1996
     Cash flows from operating activities:
       Net income                                 $   691,223   $   891,812

       Adjustments to reconcile net income
         to net cash provided by
         (used in) operating activities:
           Depreciation and amortization               85,824       215,378
           Net (gain) on sale of
             investment property                     (602,900)     (473,602)

       Changes in assets and liabilities:
         Due from Pershing Lease Income II                  -       (25,102)
         Receivables                                   (4,183)        9,019
         Prepaid insurance                              1,636        (1,751)
         Due to affiliates                             (4,867)       (5,241)
         Accounts payable                                  26       (43,440)
         Unearned rental revenue                          686        27,033
       Net cash provided by operating
         activities                                   167,444       594,106

     Cash flows from investing activities:
       Disposition of investment property             602,900     1,915,683

     Cash flows from financing activities:
       Cash distributions to Partners                (784,330)   (2,299,559)

     Net increase (decrease) in cash and
       cash equivalents                               (13,986)      210,230

     Cash and cash equivalents at beginning
         of period                                    639,226       802,866

     Cash and cash equivalents at end of
         period                                   $   625,240   $ 1,013,096
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

         Investment Property

         At September 30, 1997 and December 31, 1996, the Partnership owned investment property, with a depreciable cost basis of $1,106,889 and $4,303,190, respectively. The depreciable cost basis at September 30, 1997 and December 31, 1996, includes acquisition fees of $50,193 and $195,129, respectively, which were paid to the General Partner.

         Depreciation on investment property is provided using accelerated methods over lives ranging from 3 to 12 years.


         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at September 30, 1997 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                     Notes to Financial Statements, Continued
                                   (Unaudited)


     (2) Leases

          The Partnership leases the investment property to unrelated third parties under operating leases. Rental income is reported when earned.


     (3) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending September 30, 1997 follow:

         Management fees                                   $    638
         Reimbursable operating expenses                      6,583

                                                           $  7,221
                                                            =======

          The following costs were due to (from) affiliates as of September 30, 1997:

         Management fees                                   $   (691)
         Reimbursable operating expenses                      4,689

                                                           $  3,998
                                                            =======

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND  RESULTS OF OPERATIONS.


     Partnership Operations

          Rental income for the quarter was $12,736, a decrease of $172,925 from the third quarter 1996. The decrease is due to lease expirations and the sale of equipment. The original cost basis of equipment in inventory is $1,106,889. In October 1997, $305,552 of equipment was sold.

          Net gain from sales of investment property for the third quarter of 1997 was $447,000, an increase of $209,178 from last year.

          Depreciation for the third quarter declined about $38,213 from last year because accelerated depreciation methods have been used to depreciate much of the equipment and equipment has been sold. General and administrative expenses for the quarter were $12,723, down $23,543 from the third quarter of 1996.

          As of September 30, 1997, there were no leases in effect. The Partnership has a mining equipment remaining that is being remarketed. The Partnership believes that it is more likely than not that the remaining equipment will be sold rather than leased and the Partnership liquidated. Although the Partnership does not know when this will occur, it is possible it may occur during 1997.


     Liquidity and Capital Resources

          At September 30, 1997 the Partnership had sufficient cash to pay operating expenses. As discussed above, the last piece of equipment is being marketed. When it is sold, the Partnership plans to cease operations and make its final cash distribution to the limited partners.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND  RESULTS OF OPERATIONS.


     Cash and Distributable Cash from Operations and Sales
         Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended September 30, 1997 as defined by Section 17 of the Amended Agreement of Limited Partnership:


         Rental income                                   $  12,736
         Interest income                                     5,816
         Cash from sales                                   447,000
           Total cash inflow                               465,552

           Operating expenses                               12,085
           Cash from operations and sales                  453,467

         Reserve for distributions and operations           57,529
         Partnership management fee                           (638)

           Distributable cash from operations and sales  $ 510,358
                                                          ========


         Allocations of Distributable Cash from Operations and Sales:

                               Operations      Sales         Total
         Limited Partners      $   60,190    $442,530      $502,720
         General Partner            3,168       4,470         7,638

           Total               $   63,358    $447,000      $510,358
                                =========     =======       =======


         On  August  29,   1997,   the  Partnership  made  a  $251,360  cash
     distribution to the Limited Partners of record on June 30, 1997.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                                Equipment Summary


     Lessee

                                                Acquisition
     Equipment Description                          Cost
     Heavy Duty Equipment                       $1,035,040
     Material Handling Equipment                    71,849

                                                $1,106,889
                                                 =========

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

                              Date:   November 24, 1997


                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, as President and
                                  Treasurer of the General Partner
                                  (Principal Accounting and Financial
                                  Officer)

                              Date:  November 24, 1997