Form 10-K
period 1997-12-31
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1998-03-31
CIK 826407

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-K


       Annual Report Pursuant to Section 13 or 15(d)of The Securities Exchange Act of 1934 [Fee Required]
       For the Fiscal Year ended December 31, 1997


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

                                       Part I


       Item 1.  Business

       Pershing Lease Income Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Missouri Revised Uniform Limited Partnership Act on November 30, 1987. As of December 31, 1997, the Partnership consisted of a General Partner and 3,702 Limited Partners owning 62,840 Units of limited partnership interest of $500 each (the "Units"), except that employees of the General Partner and employees and securities representatives of the affiliates purchased Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing February 22, 1988, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10 of this Report, the General Partner is Waddell & Reed Leasing, Inc., a Mis-souri corporation.

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

       Total equipment purchased through December 31, 1997 was $50,459,580 including acquisition fees. The Partnership had sold $49,658,241 of equipment as of December 31, 1997 and had a balance of $801,339 invested in equipment. At the end of 1997, there were no leases in place. The acquisition of the equipment is described more fully in
       Item 2 of this Report and Note 1 to the financial statements included in Item 8.

       Under the Amended Limited Partnership Agreement, the General Partner, Waddell & Reed Leasing, Inc., is solely responsible for the manage-ment of the Partnership's business. Waddell & Reed Leasing, Inc. is a wholly owned subsidiary of Waddell & Reed, Inc. and was incorpo-rated in Missouri in October 1987 to serve as the General Partner, and to manage and control the business and affairs, of the Partner-ship.

       The General Partner has also entered into an agreement dated as of December 1, 1987 (the "Agency Agreement") with NEMLC Leasing Corpora-tion (the "Agent") which was acquired by BOT Services Corporation, a wholly owned subsidiary of The Bank of Tokyo Trust Company which is a subsidiary of The Bank of Tokyo Limited. Pursuant to the Agency Agreement, the Agent will assist the General Partner in performance of certain of its responsibilities on behalf of the Partnership, including identification, evaluation and negotiation of specific equipment investments suitable for the Partnership, management of the Equipment while it is under lease and remarketing of equipment coming off lease.

       The Partnership's investments in capital equipment which are and will continue to be subject to various risk factors. The principal busi-ness risk associated with ownership and operation of the equipment is the uncertainty of keeping all of the equipment fully leased at rent-als which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sale proceeds or salvage value, an acceptable rate of return. Other risk factors include:

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

       The Partnership, during 1997 had four primary types of equipment; (1) construction equipment; (2) forklifts; (3) computer equipment; and
       (4) transportation equipment; and leased the equipment to corpora-tions under operating leases. Rental income generated in 1997 from the four equipment types was $197,266, $1,947, $2,064, and $26,104, respectively.

       Item 2.  Properties.

       At December 31,  1997, the Partnership owned a piece of mining equip-
       ment,  with  a cost of $801,339.   All purchases of capital equipment
       were subject to a 4.75% acquisition fee paid to the General Partner.






       Item 3.  Legal Proceedings.

       There are no material pending legal proceedings to which the Partner-ship is a party or of which any of its equipment or leases is the subject.




       Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                      Part II


       Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

       (a)  Market Information

       The Partnership's outstanding securities consist of Units of Limited Partnership Interest ("Units) which were sold for $500 each. As of December 31, 1997, 62,840 Units had been sold to the public at a price of $500 per Unit (except for 693 Units which were sold for a net price of $460 per Unit to employees of affiliates of the General Partner and securities representatives of its affiliates).

       There is no public market for the Units, and it is not anticipated that such a public market will develop.

       (b)  Approximate Number of Security Holders

                              Number of                Number of Units
                             Unit holders                    as of
       Title of Class      as of 12/31/97                  12/31/97
       Units of Limited
       Partnership
       Interest                3,702                        62,840

       (c)  Dividend History and Restrictions

       During the years ended December 31, 1989 and 1988 and the two months ended December 31, 1987, the Partnership had an initial closing and thirteen subsequent closings admitting partners holding a total of 62,840 units. The final admission date to admit partners into the Partnership was June 14, 1989. Pursuant to Section 8 of the Amended Limited Partnership Agreement, the Partnership's Distributable Cash from Operations for each year will be determined and will be distrib-uted to the Partners. The Partnership distributions were:

                        Distributions         Distributions
                            To The               To The
                      Limited Partners       General Partner
            1988        $  477,031               $ 25,107
            1989         2,827,947                148,840
            1990         3,468,767                182,568
            1991         3,468,769                182,567
            1992         4,166,292                178,649
            1993         6,441,100                243,562
            1994         5,718,440                169,453
            1995         2,387,920                 99,178
            1996         2,749,250                 48,798
            1997         1,256,800                 37,888

         The Partnership did not make a distribution in 1987.

       "Cash from Operations" means the net cash provided by the Partner-ship's normal operations after the general expenses and current lia-bilities of the Partnership (other than the equipment management fee) are paid, as reduced by any reserves for working capital and contin-gent liabilities to the extent deemed reasonable by the General Part-ner, and increased by any portion of such reserves then deemed by the General Partner not to be required for Partnership operations.

       Each distribution of Distributable Cash from Operations of the Part-nership shall be made 95% to the Limited Partners and 5% to the Gen-eral Partner. For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the Gen-eral Partner a partnership management fee equal to 5% of the cash received from rents.

       Any distributable cash from sales or refinancing will be distributed 99% to the Limited Partners and 1% to the General Partner until Pay-out. Payout is the time when the aggregate amount of all distribu-tions to the Limited Partners of Distributable Cash from Operations and of Distributable Cash from Sales or Refinancing equal the aggre-gate cumulative 8% annual return on their aggregate unreturned Invested Capital. After payout has occurred, any distributable cash from sales or refinancing will be distributed 15% to the General Partner, and the remainder to the Limited Partners.

       Any Distributable Cash from Operations will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year, and within 120 days after the com-pletion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's first closing date. Each such distribution will be described in a statement sent to the Limited Partners.

       Items 6. Selected Financial Data.

       The following table sets forth selected financial information regard-ing the Partnership's financial position and operating results. This information should be read in conjunction with the Management's Dis-cussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Notes thereto, which are included in Items 7 and 8 of this report.



                              As of and for   As of and for   As of and for
                              the Year Ended  the Year Ended  the Year Ended
                                 12/31/97        12/31/96        12/31/95
       Operating Data
         Rental Income        $   227,381     $   808,218     $ 1,863,506
         Interest Income           22,097          65,911          47,992
         Net Income                 9,457       1,047,419       1,337,147

       Balance Sheet Data
         Cash and Cash
           Equivalents            137,247         639,226         802,866
         Net Investment
           Property                 9,457         123,888       1,809,976
         Total Assets             157,201         769,746       2,631,265
         Partners' Equity         152,639         760,881       2,511,510



       Per Unit Data                 1997            1996         1995
         Net Income (Loss)        $ (3.17)        $ 16.18      $ 20.67

         Distributions              20.00           43.75        38.00

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       General

       On May 3, 1988, the Partnership had its first closing and received from the escrow account $5,356,940 representing 10,731 Units of Lim-ited Partnership Interest. During 1989 and 1988, the Partnership had an additional thirteen closings and received from the escrow account $26,034,840 representing 52,108 Units of Limited Partnership Inter-est. Of these amounts, the Partnership received proceeds from the sale of 693 Units at a price net of sales commission for sales to employees and securities representatives of affiliates of the General Partners, who are allowed to purchase units for a net price of $460 per Unit.

       Results of Operation

       For the years ended December 31, 1997, 1996 and 1995, the net income was $686,446, $1,047,419, and $1,337,147, respectively, and net income (loss) per unit was $(3.17), $16.18, and $20.67. Total dis-tributions for the years ended December 31, 1997, 1996, and 1995, were $1,294,688, $2,798,048, and $2,487,098, respectively, and dis-
       tributions per unit were $20.00, $43.75, and $38.00.

       Total revenue decreased $530,542 in 1997 from the prior year due to lower rental income on investment property. Depreciation expense declined as a result of equipment sales and the use of accelerated depreciation methods. General and administrative expenses declined in 1997 by $39,993 from 1996 due to a decrease in management fees and accounting fees.

       In 1996, total revenue had decreased $1,219,220 from 1995. The decrease was due to lower rental income as the result of lease expi-rations and equipment sales. Depreciation expenses declined in 1996 by $632,114 due to equipment sales and use of accelerated deprecia-tion methods. General and administrative expenses declined by $297,378 in 1996 due to lower aircraft maintenance expense, insurance expense and management fees.

       As of December 31, 1997, the Partnership held $801,339 of equipment, there were no leases in effect. The Partnership has a mining shovel that is being remarketed. The Partnership believes that it is likely that the remaining equipment will be sold rather than leased and the Partnership liquidated. Although the Partnership does not know when this will occur, it is possible it may occur during 1998.

       Liquidity and Capital Resources

       The Partnership believes it has sufficient liquidity to pay operating expenses. As discussed above, the last piece of equipment is being marketed. When it is sold, the Partnership plans to cease operations and make its final cash distribution to the limited partners.

       Item 8.  Financial Statements and Supplementary Data.


                            INDEPENDENT AUDITORS' REPORT




       To the Partners of Pershing Lease Income
         Limited Partnership:

       We have audited the financial statements of Pershing Lease Income Limited Partnership as listed in Item 14(a)1 on page 23. These finan-cial statements are the responsibility of the Partnership's manage-ment. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted audit-ing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assess-ing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pershing Lease Income Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                      KPMG Peat Marwick LLP


       Kansas City, Missouri
       January 30, 1998

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets
                             December 31, 1997 and 1996


       Assets                                       1997              1996
       Investment property:
         Cost                                  $    801,339      $  4,303,190
         Less accumulated depreciation              791,882         4,179,302
           Investment property, net                   9,457           123,888
       Cash and cash equivalents                    137,247           639,226
       Rents and other receivables                    9,227             3,374
       Prepaid insurance                              1,270             3,258

            Total assets                       $    157,201      $    769,746
                                                ===========       ===========

       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates (Note 2)            $      4,562      $      8,865

             Total liabilities                        4,562             8,865

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                       1,000             1,000
           Cumulative net income                  1,104,430           219,002
           Cumulative cash distributions         (1,316,610)       (1,278,722)
                                                   (211,180)       (1,058,720)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                      27,738,501        27,738,501
           Cumulative net income                  5,587,634         5,786,616
           Cumulative cash distributions        (32,962,316)      (31,705,516)
                                                    363,819         1,819,601
             Total partners' equity                 152,639           760,881

             Total liabilities and partners'
               equity                          $    157,201      $    769,746
                                                ===========       ===========



                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP

                              Statements of Operations
                For the Years Ended December 31, 1997, 1996 and 1995


                                          1997          1996         1995
    Revenue:
      Rental income                   $   227,381   $   808,218  $ 1,863,506
      Interest income                      22,097        65,911       47,992
      Net gain on sale of
        investment property               635,950       541,841      723,692
         Total revenue                    885,428     1,415,970    2,635,190

    Expenses:
      Depreciation                        114,431       244,007      876,121
      General and administrative
       (Note 2)                            84,551       124,544      421,922
          Total expenses                  198,982       368,551    1,298,043

    Net income                        $   686,446   $ 1,047,419  $ 1,337,147
                                       ==========    ==========   ==========
    Net income (loss)
      attributable to
      Limited Partners                $  (198,982)  $ 1,016,722  $ 1,299,237
                                       ==========    ==========   ==========
    Net income (loss) per Limited
      Partnership Unit                $     (3.17)  $     16.18  $     20.67
                                       ==========    ==========   ==========







                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP

                           Statements of Partners' Equity
                For the Years Ended December 31, 1997, 1996 and 1995


                                       General      Limited
                                       Partner      Partners       Total

       Partners' Equity (Deficit)
         at December 31, 1994       $  (979,351)  $ 4,640,812   $ 3,661,461

         Net income                      37,910     1,299,237     1,337,147
         Cash distributions             (99,178)   (2,387,920)   (2,487,098)

       Partners' Equity (Deficit)
         at December 31, 1995       $(1,040,619)  $ 3,552,129   $ 2,511,510

         Net income                      30,697     1,016,722     1,047,419
         Cash distributions             (48,798)   (2,749,250)   (2,798,048)

       Partners' Equity (Deficit)
         at December 31, 1996       $(1,058,720)  $ 1,819,601   $   760,881

         Net income                     885,428      (198,982)      686,446
         Cash distributions             (37,888)   (1,256,800)   (1,294,688)

       Partners' Equity (Deficit)
         at December 31, 1997       $  (211,180)  $   363,819   $   152,639
                                     ==========    ==========    ==========



                  See accompanying notes to financial statements.

                      PERSHING LEASE INCOME LIMITED PARTNERSHIP

                               Statements of Cash Flows
                 For the Years Ended December 31, 1997, 1996 and 1995


                                           1997         1996         1995
Cash flows from operating activities:
  Net income                          $   686,446  $ 1,047,419  $ 1,337,147
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization       114,431      244,007      876,121
      Net gain on sale of investment
        property                         (635,950)  (  541,841)  (  723,692)

  Changes in assets and liabilities:
    Receivables                            (5,853)      13,179       50,913
    Prepaid insurance                       1,988       (1,388)         385
    Due from/to affiliates                 (4,303)      (8,871)      (3,774)
    Accounts payable                            -      (96,198)      79,443
    Unearned rental revenue                     -       (5,821)     (15,909)
      Net cash provided by operating
        activities                        156,759      650,486    1,600,634

Cash flows from investing
  activities:
  Disposition of investment
    property                              635,950    1,983,922      762,773

Cash flows from financing
  activities:
  Cash distributions to Partners       (1,294,688)  (2,798,048)  (2,487,098)
Net decrease in cash and
  cash equivalents                       (501,979)    (163,640)    (123,691)
Cash and cash equivalents at
  beginning of year                       639,226      802,866      926,557

Cash and cash equivalents at end
  of year                             $   137,247  $   639,226  $   802,866
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

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP
                          (A Missouri Limited Partnership)

                           Notes to Financial Statements

       (1) Summary of Significant Accounting Policies

           Organization

           Pershing Lease Income Limited Partnership (the "Partnership") was organized under the Missouri Revised Uniform Limited Partnership Act on November 30, 1987. The Partnership was formed to invest primarily in equipment to be leased to third parties. The Amended Agreement of Limited Partnership authorized the issuance of up to 60,000 Limited Partnership units at a price of $500 per unit and up to 20,000 addi-tional units. The Partnership had an initial closing and thirteen subsequent closings. The closings occurred on May 3, 1988, June 3, 1988, July 8, 1988, August 5, 1988, September 8, 1988, October 7,
       1988, November 7, 1988, December 7, 1988, January 9, 1989, February 7, 1989, March 7, 1989, April 7, 1989, May 5, 1989, and June 14, 1989
       with 10,732,  6,712, 3,984, 4,268, 5,011, 3,822, 2,562, 2,701, 4,001,
       3,256, 3,604, 4,014, 3,592, and 4,581 units, respectively.

           Pursuant to the terms of the Amended Agreement of Limited Partnership, distributable cash from operations and profits for fed-eral income tax purposes from normal operations, as defined, are to be allocated 95% to the Limited Partners and 5% to the General Part-ner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. Any distributable cash from sales shall be distributed 99% to the Limited Partners and 1% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. "Payout" means the time when the aggregate amount of all distributions to the Lim-ited Partners of distributable cash from operations and of distribu-table cash from sales or refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (cal-culated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). Losses for federal income tax purposes from the normal operations of the Part-nership will be allocated 99% to the Limited Partners and 1% to the General Partner. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership.

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

           Investment Property

           Investment property consisted primarily of construction equip-ment, forklifts, and transportation equipment during 1997. At Decem-ber 31, 1997 and 1996, the Partnership owned investment property, with a depreciable cost basis of $801,339 and $4,303,190, respec-tively. The depreciable cost basis at December 31, 1997 and 1996 includes acquisition fees of $36,337 and $195,202, respectively, which were paid to the General Partner. At December 31, 1997 and 1996, $0 and $3,483,851, respectively, of the equipment was subject to existing leases and the remainder was being held in inventory. Depreciation on investment property is provided using accelerated methods over lives ranging from 3 to 12 years. At December 31, 1997, the Partnership had no lease agreements in effect.

           Use of Estimates

           The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclo-sure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting princi-ples. Actual results could differ from those estimates.

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                       Notes to Financial Statements, Continued

           Income Taxes

           The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Income for financial reporting was more or (less) than that reported for income tax purposes for the three years ended December 31, 1997, 1996 and 1995 by $0, $5,821, and $(35,722), respectively. The dif-
       ference between income for financial reporting and income tax pur-poses is principally gain on sale of investment property and prepaid rents.

           Partners' equity at December 31, 1997 and 1996 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of. Limited Partner's equity for income tax purposes was $4,072,562 as of Decem-ber 31, 1997.

       (2) Related Party Transactions

           Equipment acquisition fees, management fees and other expenses paid or payable by the Partnership to the General Partner or affili-ates of the General Partner for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                             1997       1996        1995
         Management fees                   $ 11,370   $ 40,410    $ 94,138
         Reimbursable operating expenses     43,415     49,695      50,472
                                           $ 54,785   $ 90,105    $144,610
                                            =======    =======     =======

           At December 31, 1997 and 1996, the following costs were due to the General Partner or affiliates:
                                              1997       1996
         Management fees                    $     -    $ 3,750
         Reimbursable operating expenses      4,562      5,115
                                            $ 4,562    $ 8,865
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

       None.




                                      Part III


       Item 10.  Directors and Executive Officers of the Partnership.

       (a-b)  Identification of Directors and Executive Officers

       The Partnership has no Directors or Officers. As indicated in Item 1 of this report, the General Partner of the Partnership is Waddell & Reed Leasing, Inc. Under the Partnership Agreement, the General Partner is solely responsible for the leasing of the Partnership's equipment, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the Directors and Executive Officers of the General Partner at December 31, 1997 are as follows:


              Name                      Title                         Age

       Robert L. Hechler       President, Treasurer and Director       61
       Michael D. Strohm       Executive Vice President and
                                 Assistant Treasurer                   46
       Sharon K. Pappas        Secretary and General Counsel           39
       David R. Burford        Assistant Secretary and Assistant
                                 General Counsel                       40


       (c)  Identification of certain significant persons

       See Item 10. (a-b)


       (d)  Family relationship

       No family relationship exists between any of the foregoing Directors or Officers.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)


       (e)  Business experience

       Robert L. Hechler is also President, Chief Executive Officer and a Director of Waddell & Reed, Inc. and President and Director of Wad-dell & Reed Services Company. He has been employed by Waddell & Reed Services Company and affiliated companies since December 1977 and has also been a Vice President of each Fund in the United Group of Mutual Funds, TMK/United Funds, Inc., and Waddell & Reed Funds, Inc. since December 1977. Mr. Hechler holds a B.S. (1958) from the University of Illinois and an M.B.A. (1967) from the University of Chicago.

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

       David R. Burford is also Assistant Secretary and Associate General Counsel of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. and affiliated companies since May 1985 and has also been Assistant Secretary of each Fund in the United Group of Mutual Funds since February 1987. Mr. Burford holds a B.S. (1979) from the Uni-versity of Missouri and a J.D. (1982) from Duke University School of Law.

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

       Item 11.  Executive Compensation

       (a), (b), (c), (d), and (e): The Officers and Directors of the Gen-eral Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Offi-cers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from the resignation, retirement or any other termination. See Note 3 of the Notes to Financial Statements included in Item 8 of this report for a description of the remunera-tion paid by the Partnership to the General Partner and its affili-ates during 1997, 1996 and 1995.


       Item  12.   Security  Ownership  of Certain Beneficial  Owners  and
       Management.

       By virtue of its organization as a limited partnership, the Partner-ship has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Agreement of Limited Partnership (subject to Section 13.3), a majority in interest of the Limited Partners have voting rights with respect to:

       1.  Amendment of the Limited Partnership Agreement;

       2.  Termination of the Partnership;

       3.  Removal of the General Partner; and

       4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

       No person or group is known by the General Partner to own benefi-cially more than 5% of the Partnership's 62,840 outstanding Limited Partnership Units as of December 31, 1997.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)

       By virtue of its organization as a limited partnership, the Partner-ship has no Officers or Directors. Employees of the General Partners and securities representatives of its affiliates may purchase Units for a net price of $460 per unit, and the Partnership incurs no obli-gation to pay any sales commission with respect to those sales.

       Item 13.  Certain Relationships and Related Transactions.

       (a), (b), and (c): The General Partner of the Partnership is Waddell & Reed Leasing, Inc. The identification of the General Partners' Directors and Executive Officers is indicated in Item 10 of this report. The Partnership was not involved in any transaction involv-ing any of these Directors or Officers of the Corporation or any mem-ber of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Direc-tors or Officers of the Corporate General partners, nor were any of the individuals indebted to the Partnership.

       Waddell & Reed, Inc. acted as dealer-manager in connection with the offering of units by the Partnership during the years ended December 31, 1989 and 1988 and the period ended December 31, 1987. The deal-er-manager was entitled to receive commissions in connection there-with from the Partnership. Amounts paid or accrued for these commis-sions during the years ended December 31, 1989 and 1988 totaled $914,920 and $1,570,960, respectively.

       Waddell & Reed Leasing, Inc. incurred certain expenses in connection with the organization of the Partnership, including preparing the Partnership for qualification under the federal and state securities laws and subsequently offering and distributing the Units to the pub-lic. Included in these organizational and offering expenses are legal, accounting, printing costs, filing and qualification fees and disbursements necessary for the organization of the Partnership and the registration and marketing of the Units of Partnership interests. The General Partner was reimbursed an amount equal to up to 4% of the gross proceeds of the Partnership's offering for organizational and offering expenses. Waddell & Reed, Inc. marketed the Units and will provide all administrative functions of the Partnership and will sup-ply substantially all of the General Partner's capital resources. In consideration of the services and capital commitments provided by Waddell & Reed, Inc., they received 2% of the 4% of the offering and organizational expenses received by the General Partner. Waddell & Reed Leasing, Inc. was reimbursed those costs in the amount of $460,960 and $795,840 during the years ended December 31, 1989 and 1988, respectively.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)


       The General Partner has the responsibility for acquiring, financing, leasing and selling of equipment for the Partnership. The General Partner received an acquisition fee of 4.75% for acquiring equipment to be purchased for the Partnerships portfolio and receives a manage-ment fee equal to 5% of gross lease rentals collected for managing the leasing and financing of the Partnership's equipment. BOT Finan-cial Corporation proposes equipment acquisitions, leasing transac-tions, financing and refinancing transactions, and sale transactions for the Partnership, and oversees the operation, management and use of the equipment. BOT will receives 60% of the acquisition fee amount, 40% of all equipment management fee amounts and 100% of all subordinated remarketing fee amounts, respectively, received by the General Partner from the Partnership, and 40% of all cash distributed by the Partnership to the General Partner as its distributive share of such cash. During the years ended December 31, 1997, 1996 and 1995, the Partnership incurred no acquisition fees and paid or accrued management fees of $11,370, $40,410, and $94,138, respec-tively, to the General Partner.

                      Pershing Lease Income Limited Partnership
                           (A Missouri Limited Partnership)


                                      Part IV



       Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

                                 Table of Contents

            (a) 1.  Financial Statements:                         Page

                Report of the Independent Auditors'                    10
                Balance Sheets - December 31, 1997 and 1996            11
                Statements of Operations-For the Years Ended
                  December 31, 1997, 1996 and 1995                     12
                Statements of Partners' Equity - For the Years
                  Ended December 31, 1997, 1996 and 1995               13
                Statements of Cash Flows - For the Years Ended
                  December 31, 1997, 1996 and 1995                     14
                Notes to Financial Statements:                      15-17

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

                                Date:     March 30, 1998