Form 10-Q
period 1998-03-31
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1998-05-26
CIK 826407

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
              March 31, 1998                       33-19038



                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
              (Exact name of registrant as specified in its charter)



                                     MISSOURI
          (State or other jurisdiction of incorporation or organization)



                                    43-1463913
                      (I.H.S.. Employer Identification No.)



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheet - March 31, 1998 and
            December 31, 1997                                       3

            Statements of Operations for the Quarters
            Ended March 31, 1998 and 1997                           4

            Statement of Cash Flows for the Quarters
            Ended March 31, 1998 and 1997                           5

            Notes to Financial Statements                         6-7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8

          Equipment Summary                                         8

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                               9

          Item 2.  Changes in Securities.                           9

          Item 3.  Default Upon Senior Securities.                  9

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                         9

          Item 5.  Other Information.                               9

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                     9
                   (b) Reports on Form 8-K                          9

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets

                                                    March 31,    December 31,
                                                      1998            1997
       Assets                                      (Unaudited)
       Investment property:
         Cost                                     $   801,339    $    801,339
         Less accumulated depreciation                795,468         791,882
           Investment property, net                     5,871           9,457
       Cash and cash equivalents                      127,331         137,247
       Rents and other receivables                      6,741           9,227
       Prepaid insurance                                  918           1,270

            Total assets                          $   140,861    $    157,201
                                                   ==========     ===========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                              4,503    $      4,562

             Total liabilities                          4,503           4,562

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                         1,000           1,000
           Cumulative net income                    1,104,733       1,104,430
           Cumulative cash distributions           (1,316,610)     (1,316,610)
                                                     (210,877)       (211,180)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                        27,738,501      27,738,501
           Cumulative net income                    5,571,050       5,587,634
           Cumulative cash distributions          (32,962,316)    (32,962,316)
                                                      347,235         363,819
             Total partners' equity                   136,358         152,639
             Total liabilities and partners'
               equity                             $   140,861    $    157,201
                                                   ==========     ===========


                  See accompanying notes to financial statements.

                     PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statements of Operations
                                   (Unaudited)
                  For the Quarters Ended March 31, 1998 and 1997


                                                    1998         1997
     Revenue:
       Rental income                             $       -    $  129,858
       Interest income                                 303         6,212
       Net gain on sale of investment property           -        47,500
          Total revenue                                303       183,570

     Expenses:
       Depreciation                                  3,586        28,609
       General and administrative                   12,998        30,960
          Total expenses                            16,584        59,569

     Net income                                  $ (16,281)   $  124,001
                                                  ========     =========








                 See accompanying notes to financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statement of Cash Flows
                                   (Unaudited)
                  For the Quarters Ended March 31, 1998 and 1997

                                                      1998          1997

     Cash flows from operating activities:
       Net income (loss)                          $   (16,281)  $   124,001
       Adjustments to reconcile net income
         to net cash provided by
         operating activities:
           Depreciation                                 3,586        28,609
           Net gain on sale of investment
             property                                       -       (47,500)

       Changes in assets and liabilities:
         Receivables                                    2,486        (2,069)
         Prepaid insurance                                352           362
         Due to affiliates                                (59)          560
         Unearned rental revenue                            -        36,100
           Net cash provided by operating
             activities                                 9,916       140,063

     Cash flows from investing activities:
       Disposition of investment property                   -        47,500

     Cash flows from financing activities:
       Cash distributions to Partners                       -      (261,717)

     Net increase (decrease) in cash and
       cash equivalents                                (9,916)      (74,154)

     Cash and cash equivalents at beginning
         of period                                    137,247       639,226

     Cash and cash equivalents at end of
         period                                   $   127,331   $   565,072
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
     3,604, 4,014, 3,592, and 4,581 units, respectively.

          Pursuant to the terms of the Amended Agreement of Limited Partnership, distributable cash from operations and profits for federal income tax purposes from normal operations, as defined, are to be allocated 95% to the Limited Partners and 5% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. Any distributable cash from sales shall be distributed 99% to the Limited Partners and 1% to the General Partner until payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of distributable cash from operations and of distributable cash from sales or refinancing equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following each Limited Partner's admission to the Partnership). Losses for federal income tax purposes from the normal operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner. In addition, spe-cial cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership.

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

         Investment Property

         Investment property consists of mining equipment. At March 31, 1998 and December 31, 1997, the Partnership owned investment property, with a depreciable cost basis of $801,339. The depreciable cost basis at March 31, 1998 and December 31, 1997, includes acquisition fees of $36,337, which were paid to the General Partner. The equipment is being held in inventory for sale. Depreciation on the remaining investment property is provided using an accelerated methods and a 7 year life.

         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at March 31, 1998 as reported herein has been reduced by sales commissions and other costs of the offering which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

     (2) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending March 31, 1998 follow:

         Reimbursable operating expenses                   $5,574

          The following costs were due to (from) affiliates as of March 31, 1998:

         Reimbursable operating expenses                   $4,503

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND  RESULTS OF OPERATIONS.


     Partnership Operations

          Due to the sale of investment property and lease expirations there was no rental income for the first quarter of 1998; $129,858 less than the first quarter of 1997. The Partnership's final lease for mining equipment ended February 15, 1997 and it is being remarketed.

          Depreciation was $3,586 for the period, down about $25,023 from last year because accelerated depreciation methods have been used and the sale of equipment. General and administrative expenses for the quarter were $12,998 down $17,962 compared to the first quarter of 1997 due primarily to lower management fees.

     As mentioned above, it is possible the Partnership may sell the remain-ing equipment and cease operations during 1998.


     Cash and Distributable Cash from Operations and Sales
         Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended March 31, 1998 as defined by
     Section 17 of the Amended Agreement of Limited Partnership:

         Rental income                                   $       -
         Interest income                                       303
         Cash from sales                                         -
           Total cash inflow                                   303

           Operating expenses                              (12,998)
           Cash from operations and sales                  (12,695)

         Reserve for distributions and operations          (12,695)
         Partnership management fee                              -

           Distributable cash from operations and sales  $       -
                                                          ========

      There were no distributions made to the Limited Partners of record on December 31, 1997.

                                                  Acquisition
     Equipment Description                           Cost
     Heavy Duty Equipment                           $801,339

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

                              Date:   May 26, 1998


                              By: /s/ Robert L. Hechler
                                  Robert L. Hechler, as President,
                                  and Treasurer of the General Partner
                                  (Principal Accounting and Financial
                                  Officer)

                              Date:   May 26, 1998