Form 10-Q
period 1998-06-30
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1998-08-13
CIK 826407

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of The Securities Exchange Act of 1934



          For the Quarter ended             Commission File Number
              June 30, 1998                        33-19038



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


          Part I - Financial Information

          Financial Statements:                                   Page

            Balance Sheet - June 30, 1998 and
            December 31, 1997                                       3

            Statements of Income for the Three Months and Six
            Months Ended June 30, 1998 and 1997                     4

            Statement of Cash Flows for the Six Months
            Ended June 30, 1998 and 1997                            5

            Notes to Financial Statements                         6-8

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-10


          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                              11

          Item 2.  Changes in Securities.                          11

          Item 3.  Default Upon Senior Securities.                 11

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                        11

          Item 5.  Other Information.                              11

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                    11
                   (b) Reports on Form 8-K                         11

                     Pershing Lease Income Limited Partnership
                          (A Missouri Limited Partnership)

                                   Balance Sheets

                                                     June 30,    December 31,
                                                       1998           1997
       Assets                                       (Unaudited)
       Investment property:
         Cost                                      $   801,339   $    801,339
         Less accumulated depreciation                 799,054        791,882
           Investment property, net                      2,285          9,457
       Cash and cash equivalents                       234,162        137,247
       Rents and other receivables                       6,741          9,227
       Prepaid insurance                                   683          1,270

            Total assets                           $   243,871   $    157,201
                                                    ==========    ===========


       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                               4,320   $      4,562
         Accounts Payable                                1,850              -

             Total liabilities                           6,170          4,562

       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                          1,000          1,000
           Cumulative net income                     1,221,860      1,104,430
           Cumulative cash distributions            (1,316,610)    (1,316,610)
                                                       (93,750)      (211,180)
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                         27,738,501     27,738,501
           Cumulative net income                     5,555,266      5,587,634
           Cumulative cash distributions           (32,962,316)   (32,962,316)
                                                       331,451        363,819
             Total partners' equity                    237,701        152,639
             Total liabilities and partners'
               equity                              $   243,871   $    157,201
                                                    ==========    ===========







               See accompanying notes to the financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                               Statements of Income
                                   (Unaudited)

                               Six Months Ended        Three Months Ended
                                    June 30                 June 30
                              1998         1997         1998        1997
     Revenue:
       Rental income       $  116,805  $  214,645    $ 116,805   $  84,787
       Interest income            625      10,497          322       4,285
       Net gain on
        sale of equipment           -     155,900            -     108,400
          Total revenue       117,430     381,042      117,127     197,472

     Expenses:
       Depreciation             7,172      57,216        3,586      28,608
       General and
         administrative        25,196      56,824       12,198      25,863
          Total expenses       32,368     114,040       15,784      54,471


     Net income            $   85,062  $  267,002    $ 101,343   $ 143,001
                            =========   =========     ========    ========











                 See accompanying notes to financial statements.

                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                         (A Missouri Limited Partnership)

                             Statement of Cash Flows
                                   (Unaudited)
                                                      For the Six Months
                                                        Ended June 30,
                                                      1998           1997

     Cash flows from operating activities:        $    85,062   $   267,002
       Net income

       Adjustments to reconcile net income
         to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                7,172        57,216
           Net gain on sale of investment
             property                                       -      (155,900)

       Changes in assets and liabilities:
         Receivables                                    2,486        (2,590)
         Prepaid insurance                                587         1,009
         Due to affiliates                               (242)       (4,608)
         Accounts payable                               1,850           332
         Unearned rental revenue                            -        11,030
       Net cash provided by operating
         activities                                    96,915       173,491

     Cash flows from investing activities:
       Disposition of investment property                   -       155,900

     Cash flows from financing activities:
       Cash distributions to Partners                       -      (524,306)

     Net increase (decrease) in cash and
       cash equivalents                                96,915      (194,915)

     Cash and cash equivalents at beginning
         of period                                    137,247       639,226

     Cash and cash equivalents at end of
         period                                   $   234,162   $   444,311
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

         Investment Property

         At June 30, 1998 and December 31, 1997, the Partnership owned min-ing equipment, with a depreciable cost basis of $801,339. The depre-ciable cost basis at June 30, 1998 and December 31, 1997, includes acquisition fees of $36,337, which were paid to the General Partner. Depreciation is provided using an accelerated method. The equipment is being marketed for sale.


         Income Taxes

         The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at June 30, 1998 as reported herein has been reduced by sales commissions and other costs of the offering, which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                     Notes to Financial Statements, Continued
                                   (Unaudited)


     (2) Related Party Transactions

          Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending June 30, 1998 follow:

         Reimbursable operating expenses                   $11,159


          The following costs were due to affiliates  as of June 30, 1998:

         Reimbursable operating expenses                   $ 4,320


     (3) Subsequent Event

          Proceeds from the sale of the last piece of equipment that the Partnership owned in the amount of $127,500 were received on July 31, 1998.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND  RESULTS OF OPERATIONS.


     Partnership Operations

          Rental income of the second quarter of 1998 was $116,805, an increase of $32,018 over the same period in 1997. The rental income represents past due rents that were received as the result of the Part-nership's claim against the assets of a lessee that filed for bank-ruptcy in 1993. Rental income for the first six months of 1998 was $116,805, a decrease of $97,840 from 1997 due to lease expirations. The Partnership did not sell any equipment during the first six months of 1998. As a result, the net gain from sales of equipment for the first three months and the first six months of 1998 was $108,400 and $155,900, respectively, lower than the amounts for the same periods in 1997.

          The use of accelerated depreciation methods combined with the sale of some of the equipment resulted in a decline in depreciation of $25,022 from the second quarter of 1998 as compared to 1997. Deprecia-tion for the first six months of 1998 was $7,172, a decrease of $50,044 from 1997. General and administrative expenses for the quarter were $12,198, a decrease of $13,665 compared to the second quarter of 1997 due primarily to lower management fees and accounting fees. General and administrative expenses for the first six months of 1998 were $25,196, a decrease of $31,628 from 1997. Most of the decrease is related to lower management fees and accounting fees.

     Proceeds from the sale of the Partnership's last piece of equipment in the amount of $127,500 were received on July 31, 1998. The Partnership plans to make its final distribution of cash and cease operations by December 31, 1998.


     Liquidity and Capital Resources

          Management believes the Partnership has sufficient cash to fund operations until it ceases operations and provide for a final cash dis-tribution to the partners.

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.


     Cash and Distributable Cash from Operations and Sales
         Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended June 30, 1998 as defined by
     Section 17 of the Amended Agreement of Limited Partnership:


         Rental income                                   $  116,805
         Interest income                                        322
         Cash from sales                                          -
           Total cash inflow                                117,127

           Operating expenses                               (12,198)
           Cash from operations and sales                   104,929

         Reserve for distributions and operations           104,929
         Partnership management fee                               -

           Distributable cash from operations and sales  $        -
                                                          =========


      There were no distributions made to the Limited Partners of record on March 31, 1998.


     Equipment Summary
                                                  Acquisition
     Equipment Description                           Cost
     Construction/Mining                           $801,339

                    Pershing Lease Income Limited Partnership
                         (A Missouri Limited Partnership)


     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

              Not applicable.

     Item 2.  Changes in Securities.

              Not applicable.

     Item 3.  Default Upon Senior Securities.

              Not applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders.

              Not applicable.

     Item 5.  Other Information.

              The Partnership disposed of the last of its equipment on July 31, 1998. This equipment consisted of mining equipment for which the Partnership received $127,500 from an unrelated
              third party.   The Partnership plans to make its final distri-
              bution of cash and cease operations by December 31, 1998.

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


                    PERSHING LEASE INCOME LIMITED PARTNERSHIP
                                   (Registrant)



                              By:
                                  Michael D. Strohm, Executive Vice
                                  President and Assistant Treasurer
                                  of the General Partner

                              Date:   August 13, 1998


                              By:
                                  Robert L. Hechler, as President and
                                  Treasurer of the General Partner
                                  (Principal Accounting and Financial
                                  Officer)

                              Date:  August 13, 1998