Form 10-Q
period 1998-09-30
PERSHING LEASE INCOME LTD PARTNERSHIP
filed 1998-11-13
CIK 826407

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934


    For the Quarter ended             Commission File Number
     September 30, 1998                      33-19038



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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP
                       (A Missouri Limited Partnership)

                               Table of Contents


          Part I - Financial Information

Item 1.   Financial Statements:                                   Page

          Balance Sheet - September 30, 1998 and
          December 31, 1997                                       3

          Statements of Income for the Quarters and Nine
          Months Ended September 30, 1998 and 1997                4

          Statement of Cash Flows for the Nine Months
          Ended September 30, 1998 and 1997                       5

          Notes to Financial Statements                         6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        9-10


          PART II - OTHER INFORMATION

          Item 5.  Other Information.                            11

          Item 6.  Exhibits and Reports on Form 8-K.
                   (a) Exhibits                                  11
                   (b) Reports on Form 8-K                       11

Signatures                                                       12

   Part 1. Financial Information
   Item 1. Financial Statements

                   Pershing Lease Income Limited Partnership
                       (A Missouri Limited Partnership)

                                Balance Sheets

                                                  September 30,     December 31,
                                                      1998              1997
                                                  -------------     ------------
                                                    (Unaudited)
       Assets
       Investment property:
         Cost                                     $          -    $    801,339
         Accumulated depreciation                            -        (791,882)
                                                  ------------    ------------
           Investment property, net                          -           9,457
       Cash and cash equivalents                       346,492         137,247
       Rents and other receivables                       6,241           9,227
       Prepaid insurance                                     -           1,270
                                                  ------------    ------------
            Total assets                          $    352,733    $    157,201
                                                  ============    ============
       Liabilities and Partners' Equity
       Liabilities:
         Due to affiliates                               3,207    $      4,562
                                                   ------------    ------------
             Total liabilities                           3,207           4,562
                                                  ------------    ------------
       Partners' Equity (Deficit):
         General Partner:
           Capital contribution                          1,000           1,000
           Cumulative net income                     1,328,079       1,104,430
           Cumulative cash distributions            (1,316,611)     (1,316,610)
                                                  ------------    ------------
                                                        12,468        (211,180)
                                                  ------------    ------------
         Limited Partners (62,840 units):
           Capital contributions, net of
             offering costs                         27,738,501      27,738,501
           Cumulative net income                     5,560,873       5,587,634
           Cumulative cash distributions           (32,962,316)    (32,962,316)
                                                  ------------    ------------
                                                       337,058         363,819
                                                  ------------    ------------
             Total partners' equity                    349,526         152,639
                                                  ------------    ------------
             Total liabilities and partners'
               equity                             $    352,733    $    157,201
                                                  ============    ============



              See accompanying notes to the financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP
                       (A Missouri Limited Partnership)

                             Statements of Income
                                  (Unaudited)
                       For the Quarters and Nine Months
                       Ended September 30, 1998 and 1997


                                 Nine Months Ended       Quarters Ended
                                   September 30           September 30
                                --------------------   -------------------
                                 1998        1997        1998       1997
                                 ----        ----        ----       ----
     Revenue:
       Rental income            $116,805    $227,381   $      -   $ 12,736
       Interest income             3,334      16,313      2,709      5,816
       Net gain on
        sale of equipment        125,215     602,900    125,215    447,000
                                --------    --------   --------   --------
          Total revenue          245,354     846,594    127,924    465,552
                                --------    --------   --------   --------
     Expenses:
       Depreciation                7,172      85,824          -     28,608
       General and
         administrative           41,294      69,547     16,099     12,723
                                --------    --------   --------   --------
          Total expenses          48,466     155,371     16,099     41,331
                                --------    --------   --------   --------
     Net income                 $196,888    $691,223   $111,825   $424,221
                                ========    ========   ========   ========

                See accompanying notes to financial statements.

                   PERSHING LEASE INCOME LIMITED PARTNERSHIP
                       (A Missouri Limited Partnership)

                            Statement of Cash Flows
                                  (Unaudited)
             For the Nine Months Ended September 30, 1998 and 1997

                                               1998         1997
                                            ---------    ---------
Cash flows from operating activities:
 Net income                                 $ 196,888    $ 691,223
 Adjustments to reconcile net income
  to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                7,172       85,824
   Net gain on sale of investment
    property                                 (125,215)    (602,900)
 Changes in assets and liabilities:
  Receivables                                   2,985       (4,183)
  Prepaid insurance                             1,270        1,636
  Due to affiliates                            (1,355)      (4,867)
  Accounts payable                                  -           26
  Unearned rental revenue                           -          686
                                            ---------    ---------
 Net cash provided by operating
  activities                                   81,745      167,445
Cash flows from investing activities:
 Disposition of investment property           127,500      602,899
Cash flows from financing activities:
 Cash distributions to Partners                     -     (784,330)
                                            ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                             209,245      (13,986)
Cash and cash equivalents at beginning
  of period                                   137,247      639,226
                                            ---------    ---------
Cash and cash equivalents at end of
  period                                    $ 346,492    $ 625,240
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

    Investment Property

    At September 30, 1998 the Partnership had sold it's remaining equipment. At December 31, 1997, the Partnership owned mining equipment, with a depreciable cost basis of $801,339. The depreciable cost basis at December 31, 1997, included acquisition fees of $36,337, which were paid to the General Partner. Depreciation was provided using an accelerated method.

    Income Taxes

    The Partnership is a pass-through entity and, accordingly, taxes on income, if any, are the responsibility of the individual partners. Partners' equity at September 30, 1998 as reported herein has been reduced by sales commissions and other costs of the offering, which will not be deductible by the partners until the Partnership is liquidated or the partners' units are otherwise disposed of.

                   Pershing Lease Income Limited Partnership
                       (A Missouri Limited Partnership)

                   Notes to Financial Statements, Continued
                                  (Unaudited)

(2) Related Party Transactions

    Fees, commissions and other expenses paid or payable by the Partnership to the General Partner or affiliates of the General Partner for the quarter ending September 30, 1998, are as follows:

    Reimbursable operating expenses                   $13,957

    The following costs were due to affiliates as of September 30, 1998:

    Reimbursable operating expenses                   $ 3,207

(3) Subsequent Event

    Proceeds from the sale of the last piece of equipment that the Partnership owned in the amount of $127,500 were received on July 31, 1998.

                   Pershing Lease Income Limited Partnership
                       (A Missouri Limited Partnership)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND  RESULTS OF OPERATIONS.

Partnership Operations

    There was no rental income for the third quarter of 1998. This was a $12,736 decrease over the same period in 1997. Rental income for the first nine months of 1998 was $116,805, a decrease of $110,576 from 1997 due to lease expirations. The Partnership sold its last piece of equipment during the third quarter of 1998. As a result, the net gain from sales of equipment for the third quarter and the first nine months of 1998 was $127,500, lower than $602,900 and $447,000 the amounts for the same periods in 1997.

    The use of accelerated depreciation methods combined with the sale of some of the equipment resulted in a decline in depreciation of $28,608 from the third quarter of 1998 as compared to 1997. Depreciation for the first nine months of 1998 was $7,172, a decrease of $78,652 from 1997. General and administrative expenses for the quarter were $16,099, a increase of $3,376 compared to the third quarter of 1997 due primarily to aircraft insurance and printing costs. General and administrative expenses for the first nine months of 1998 were $41,294, a decrease of $28,253 from 1997. Most of the decrease is related to lower management fees and accounting fees.

    Proceeds from the sale of the Partnership's last piece of equipment in the amount of $127,500 were received on July 31, 1998. The Partnership plans to make its final distribution of cash and cease operations by December 31, 1998.

Liquidity and Capital Resources

    Management believes the Partnership has sufficient cash to fund operations until it ceases operations and provide for a final cash distribution to the partners.

                   Pershing Lease Income Limited Partnership
                       (A Missouri Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.


Cash and Distributable Cash from Operations and Sales

    Shown below is the calculation of Cash and Distributable Cash from Operations and Sales for the quarter ended September 30, 1998 as defined by
Section 17 of the Amended Agreement of Limited Partnership:


    Interest income                                   $  2,709
    Cash from sales                                    125,215
                                                      --------
       Total cash inflow                               127,924

       Operating expenses                              (16,099)
                                                      --------
       Cash from operations and sales                  111,825

    Reserve for distributions and operations           111,825
    Partnership management fee                               -
                                                      --------
       Distributable cash from operations and sales   $      -
                                                      ========

  There were no distributions made to the Limited Partners of record on June 30, 1998.

                   Pershing Lease Income Limited Partnership
                       (A Missouri Limited Partnership)


  PART II - OTHER INFORMATION

  Item 5.  Other Information.

      The Partnership disposed of the last of its equipment on July 31, 1998. This equipment consisted of mining equipment for which the Partnership received $125,215 from an unrelated
      third party.   The Partnership plans to make its final distri-
      bution of cash and cease operations by December 31, 1998.

  Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits

          27.1 Financial Data Schedule (electronic filing only).

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


                                 PERSHING LEASE INCOME LIMITED PARTNERSHIP
                                               (Registrant)



                                 By: /s/ Michael D. Strohm
                                     -------------------------------------------
                                     Michael D. Strohm, Executive Vice
                                     President and Assistant Treasurer
                                     of the General Partner

                                 Date:   November 12, 1998


                                 By: /s/ Robert L. Hechler
                                     -------------------------------------------
                                     Robert L. Hechler, as President and
                                     Treasurer of the General Partner
                                     (Principal Accounting and Financial
                                     Officer)

                                 Date:  November 12, 1998